Form 10KSB/A
period 1995-12-31
MPM TECHNOLOGIES INC
filed 1996-07-23
CIK 799268

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                10-KSB/A No. 1

                           AMENDMENT TO APPLICATION
               Filed pursuant to Section 12, 13, or 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934

                            MPM TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


                         Commission File No.: 0-14910


The undersigned Registrant hereby amends the following items, financial information, exhibits or other portions of its Annual Report on form 10-KSB for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

Item l. Business
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations
Item 8. Financial Statements and Supplementary Data

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MPM TECHNOLOGIES,INC.
                                             (Registrant)



                                        By: /s/Robert D. Little
                                           ----------------------
                                               Robert D. Little

                                        Title:  Secretary




Date:  07/22/96
     -------------------

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-KSB

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1995
                 Commission file Number 0-14910

                      MPM TECHNOLOGIES INC.
     (Exact Name of Registrant as specified in its Charter)

          Washington                               81-0436060
- -------------------------------             -------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)

   222 W. Mission, Ste. 30
        Spokane, WA                                  99201
- -------------------------------             -------------------------
    (Address of principal                         (Zip Code)
    executive offices)

Registrant's telephone number, including area code: 509 326-3443

   Securities registered pursuant to Section 12(b) of the Act:
                                   None
                               -------------

   Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of Exchange
      Title of Each Class                         on Which Registered
- ------------------------------                    ---------------------
Common Stock, $0.001 Par Value                         NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Aggregate market value of the registrant's common stock held by non-affiliates as of February 13, 1996 was $8,921,389.

As of February 13, 1996 the registrant had outstanding 12,793,596 shares of common stock which is the registrant's only class of common stock.

               DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference into Part IV of this report: (1) Form 10, effective October 21, 1986, Commission File No. 0-14910.

                             PART I

Item 1.  Business

  a)  GENERAL DEVELOPMENT OF BUSINESS

The Company was incorporated as Okanogan Development, Inc., on July 18, 1983, under the laws of the State of Washington. On April 25, 1985, the Company combined with MADD Exploration, a Montana partnership and changed its name to Montana Precision Mining, Ltd. As a result of the combination, the Company acquired mining properties. The Company, during 1995, remained in the development stage. In August 1995 the Company changed it's name to MPM Technologies Inc.

  The Company  controls 45  claims on 1,000  acres in the heart  of the  Emery
Mining    District,Powell County, Montana.  The Company has been involved in negotiations with a number of gold companies for a joint venture. It is expected that negotiations will continue until a joint venture partner is found.

  The Company has two wholly-owned subsidiaries, MPM Mining, Inc. and NuPower Inc. as of December 31, 1995, no operations were conducted through such subsidiaries. The Company does operate through NuPower Partnership, a Montana general partnership in which the Company retains a 58.21% interest. During 1995, the company purchased 7.21% additional interest in the partnership from one of the unrelated individual partners.

  NuPower Partnership is engaged in the research and development of a waste-to-energy process known as "Skygas". "Skygas" is the designated name for an innovative two reactor technology for the disposal/gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge,
pulp and paper mill sludge, auto   fluff, medical waste and used rubber tires.
This process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The composition of the gas also makes it a useful building block for downstream conversion into valuable chemicals. In March of 1990, the Company entered into an agreement with Smogless S.p.A. of Milan, Italy and Xytel Technologies of Mt. Prospect, Illinois, for the purpose of commercializing the Skygas process. Completion of the facility located in Italy was achieved in December of 1991. Testing and debugging began on January 17, 1992 and on June 11, 1993, theCompany announced that after a successful development program conducted by Smogless, the Skygas process was ready for active worldwide marketing.

  In September 1994, the Company announced that United States Filter Corp., Palm Desert, CA, had acquired Laidlaw, Inc.'s interest in Smogless S.p.A. Laidlaw had purchased an 80% interest in Smogless in January of 1993.

PLANS FOR OPERATIONS

MINING

The Company is involved in negotiations with a number of mining companies for a future joint venture.


WASTE-TO-ENERGY

Negotiations with a number of foreign and domestic companies, relating to the Skygas process, are expected to continue during 1996.

b)  Financial Information About Industry Segments.

As a result of the acquisition of a controlling interest in NuPower in 1987, the company's operations expanded from mining alone to both mining and waste-to-energy.

1995                                   Waste-to-   Corporate
                             Mining      Energy    And Other      Total
                          ----------  ----------  ---------- ----------
Net Sales                 $      -0-  $      -0-  $      -0- $      -0-
Depreciation and
  Amortization            $   10,668  $    1,731  $      -0- $   12,399
Research and Development  $      -0-  $      -0-  $      -0- $      -0-
(Loss) from Operations    $ (65,190)  $ (68,827)  $ (97,911) $(231,938)
Net (Loss)                $ (63,304)  $ (68,826)  $(138,922) $(271,052)
Capital Expenditures      $      -0-  $      -0-  $      -0- $      -0-
Identifiable Assets       $1,552,586  $  354,477  $  144,479 $2,051,541


c)  Narrative Description of Business.

    New Enterprise

The Company is a recently formed, relatively new enterprise commencing business in competitive industries. As with any new business, it has only limited operating history on which to base any estimates of its future prospects. It is anticipated that the Company may incur losses during its early periods of operation, and it cannot be predicted when, or if, it is expected to become profitable.

    Conflicts of Interest

All of the Company's officers and directors have been in the past, are presently, and will continue to be active in other companies on their own behalf, and on the behalf of individuals and companies, who are potential competitors of the Company. All officers and directors have retained the right to conduct their own independent business interests. None of the officers expect to devote substantially full time to the Company. The Company has a contract with R. D. Little Company to provide shareholder relations services.
R. D. Little Company is owned by Robert D. Little, Secretary of the Company.

The activities described above could give rise to conflicts with the interests of the Company. Also, the participation by some of the Company's officers and directors in such outside activities may create potential conflicts of interests regarding the time and efforts of such persons. It is possible that other situations may arise in the future where the personal interests of the officers and directors may conflict with the interests of the Company. Such conflicts could include determining portion of their working time will be spent on the Company and what portion on other business interests, salary amounts, and other forms of compensation. To the best ability and in the best judgement of the Company the personal interests of the officers and directors of the Company will be resolved in a fair manner which will protect the interests of the Company. The Company's Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their other business interests and the interests of the Company.

No Dividends

It is not anticipated that the Company will distribute any dividends to shareholders in the foreseeable future. Earnings of the Company, if any, are expected to be retained by it to enhance its capital and to expand its operations.

Possible Need For Additional Financing

The Company's only definite sources of operating funds are its current cash reserves and receivables, cash contributions from directors and from the sale of unneeded mining equipment. There is no assurance that the Company will produce revenues in the foreseeable future. The Company presently has no firm arrangements for additional financing and there can be no assurance that such financing will be available or that, if available, it will be available on acceptable terms. It is the opinion of management that the Company's cash reserves will be adequate to sustain it over the next 12 months.

In accordance with Regulation S-K, Section 101(c), the following information relative to the Company is presented:

  Principal Products.

MINING

The principal products of the Company have been mineralized material. The sale of such over the previous four fiscal years has not contributed 15% or more of the revenue of the Company.

  WASTE-TO-ENERGY

The principal product of the Company is expected to be gasification plants for use primarily in waste-to-energy and co-generation projects. As the process only recently has began to be marketed, there have been no sales of the product to date.


(ii) Status of Products

     MINING

The Company is primarily in the exploration and development stage with regard to its properties. Although the Company could be operational on a portion of its properties, the current price of gold and silver on the market has been deemed by management of the Company to be inadequate to make operations economically feasible.

WASTE-TO ENERGY

The Company has been engaged in the testing and debugging phase of the Skygas Process. Testing and debugging began in January of 1992. In June of 1993, the Company announced the process was ready for active marketing. Negotiations with potential customers is an ongoing activity. Management believes that negotiations with a number of companies will be concluded during 1996.

  (iii) Sources and Availability of Raw Material

     MINING

In the opinion of management, all raw materials (mineralized material) necessary for the operations of the Company can be acquired from properties currently leased or claimed by the Company.

WASTE-TO-ENERGY

As there are no specialized components, the Skygas process can be constructed with readily available materials and technology. Due to the wide variety of possible fuel materials, which can be utilized in the process, no difficulties obtaining feed materials for the completed plants are expected.

(iv) Patents, Trademarks and Licenses Held.

MINING

The Company currently holds patents, related to its mining operations as discussed elsewhere in this document.

WASTE-TO-ENERGY

The Company, through NuPower Partnership, has obtained the exclusive license to use the Skygas process and all patents from A.C. Lewis, its inventor. On July 10, 1991, the Company announced that the Skygas patent claims had been allowed by the U.S. Patent Office. Patents have been received or pending from a number of foreign countries.

(v) Seasonal Variations in Business

MINING

The operations of the Company may be curtailed during the winter months due to large amounts of snow and frozen ground. It is anticipated that reactivation of underground mining operations with subsequent on-site milling operations could be continued throughout the year. It is possible that should open-pit mining operations be commenced, these operations may be curtailed by frozen ground. The extent of any curtailment in open-pit mining is not presently determinable by management.

  WASTE-TO-ENERGY

There are currently no seasonal influences on the ongoing research and development of the Skygas process. It is not anticipated that significant seasonal variations will exist should production begin.


(vi) Working Capital Practices

MINING

Although management anticipates carrying inventories of stockpiled mineralized material to meet its needs, there is currently no requirement that the Company maintain significant amounts.

WASTE-TO-ENERGY

While current research and development requires significant working capital, should production begin, the plants will be produced to order, and no significant inventories are expected.

(vii) Dependence Upon Limited Number of Customers

     MINING

The Company has no single customer, or few customers, the loss of any one or more of which may have a material adverse effect on the Company.

WASTE-TO-ENERGY

The Company is currently negotiating with a number of potential customers but has no customers at the present time.

  (viii) Backlog

MINING

There is currently no backlog of orders, nor were there any backlogs of orders during the preceding fiscal year.

WASTE-TO-ENERGY

As the Company is not yet in production, there have been no orders.

(ix) Government Contracts

MINING AND WASTE-TO-ENERGY

As the Company has not engaged in any contracts for any government or government agency, there is no material portion of the business that may be subjected to renegotiation or profits or termination of contracts or subcontracts at the election of the Government.

(x) Competitive Conditions

MINING

Due to the large number of persons and companies engaged in exploration for and production of mineralized material, there is a high degree of competition. Fluctuations in gold and silver prices and regulations set by various governmental agencies increase the risk of success of the Company.

WASTE-TO-ENERGY

A significant number of persons and companies are developing or have developed various waste-to-energy systems intended for co-generation projects.

(xi) Research and Development Expenditures

MINING

During the year ended December 31, 1995, the Company did not expended any funds on exploration and development and only a minimal amount on mining claims and leases under its control. The Company restated certain financial statements for the period from inception to date to give effect to the write off of a portion of Deferred Exploration and Development Costs. This computation was completed in 1993 and relates to a portion of the Company's mining properties which do not have qualifying mineral ore body to justify retaining this portion of the deferred costs.

WASTE-TO-ENERGY

During 1995, the Company did not expend any funds on research and development related to the Skygas process.

(xii) Compliance with Environmental Regulations

MINING

     Although the Company has been able to obtain permits for operations limited to 11,000 tons per year from the State of Montana, there is no guarantee that will be able to obtain the permits necessary to allow it to commence leaching operations on a scale larger than that limitation. These permits contain restrictions enacted to regulate the discharge of materials into the environment. While the Company currently has an impoundment area consisting of two acres with a capacity of approximately 48,000 tons of tailings, it has the area available to increase the containment to approximately 10 acres providing approximately 725,000 tons of tailings. This impoundment area retains an adequate supply so that no water is discharged into existing streams. It is not anticipated that the increased capacity will be necessary within the next fiscal year, should the mill be placed back in operation.

WASTE-TO-ENERGY

There are no known environmental restrictions which would affect the operation of the Skygas process. To the contrary, one of the main competitive advantages of the process is its ability to utilize as a fuel many toxic substances while not producing hazardous emissions.


     (xiii) Number of Employees

MINING AND WASTE-TO-ENERGY

The Company currently has no permanent employees. Employees are hired as needed on a seasonal basis. Other work is performed on a contract basis.

  d) Financial Information about Foreign and Domestic Operations and Export
    Sales.

The Company operates wholly within the United States of America, and has never had foreign operations. As previously stated, the Company has entered into an agreement with USF Smogless S.p.A., Milan, Italy, to commercialize the Skygas process.

Item 2.  Properties


  MINING:

The principal properties of the Company are mineral interests in several mining properties. Presently, the Company has the following claims under control

       Owned by MPM:
                    10 Patented Claims
                    14 Unpatented Claims

          Leased by MPM:
                     8 Patented Claims
                    13 Unpatented Claims

These claims amount to approximately 1000 acres in the heart of the Emery Mining District, Powell County, Montana. MPM, Ltd., controls 18 former mine sites that have been inactive since 1930. Each of these have old adits, tunnels, dump piles of known mineralized material. All testing and metallurgical work has been completed.

  WASTE-TO-ENERGY

The Company presently has no property related to its waste-to-energy operations. Operations on premises leased by a party contracted to de-bug, refine, and further develop the process have been closed down. The property, located in Libby, Montana, is not unique; should the need arise, alternate sites are readily available. It is anticipated that any testing, de-bugging and refining work will be completed at one of the Smogless sites in Italy.

Item 3.  Legal Proceedings

The Company knows of no litigation present, threatened, or contemplated, or unsatisfied judgments against the Company, its officers, or directors, or any proceedings in which the Company, its officers or directors are a party.

Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters brought to a vote by shareholders during the Fourth Quarter of 1995.

                              Part II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

  a) Market Information

The Company's common stock trades on The NASDAQ Small-Cap Market under the symbol MPML.
                               High Bid      Low Bid

       1993
     First Quarter               1.18          .875
     Second Quarter              1.34          .875
     Third Quarter               3.37         1.06
     Fourth Quarter              3.37         2.43

       1994
     First Quarter               4.37         2.34
     Second Quarter              2.87         1.62
     Third Quarter               2.25         1.56
     Fourth Quarter              2.37         1.00

       1995
     First Quarter               2.00         1.18
     Second Quarter              2.18         1.25
     Third Quarter               1.75         1.25
     Fourth Quarter              1.87          .75

  b) Holders

As of February 13 1996, there were 684 holders of record of the Registrant's common stock.

  c) Dividends

The Company has not paid dividends in the past. It is not anticipated that the Company will distribute any dividends to shareholders in the foreseeable future. Earnings of the Company, if any, are expected to be retained by it to enhance its capital and to expand its operations.

Item 6.  Selected Financial Data

                            1995        1994       1993       1992        1991
                        ---------  ---------- ---------- ----------  ----------
Results of Operations
Gain on Sale of
 Securities             $     -0-    $    -0-   $    -0-        -0-         -0-
Operating Revenues            -0-     200,147        -0-        -0-         -0-
Interest Expense           68,257      79,125    127,871    161,752     182,862
Income Before Taxes     (271,052)   (227,991)  (495,513)  (817,804)   (383,578)
Income Taxes                  -0-         -0-        -0-        -0-         -0-
Net Income (Loss)       (271,052)   (227,991)  (495,513)  (817,804)   (383,578)




Financial Position
Working Capital         (822,860) (1,047,464)(1,111,925)(1,545,253) (1,844,416)
Total Assets            2,051,541   2,015,304  2,074,009  1,866,868   2,078,716
Long-Term Debt                -0-         -0-        -0-     72,211       2,880
Deficit Accumulated
 During the Exploration
 and Development Stage(4,266,152) (3,995,000)(3,767,109)(3,404,425) (2,453,792)
Stockholders' Equity    1,745,657   1,617,394  1,449,368    970,728     889,708
Return on Stock
 holders' Equity         (15,53%)    (14.10%)   (25.02%)   (74.11%)    (43.11%)

Per Common Share
Net Income (Loss)        $ (0.02)    $ (0.02)   $ (0.03)   $ (0.07)    $ (0.03)
Dividends                     -0-         -0-        -0-        -0-         -0-
Book Value                  $ .14     $   .14    $   .12    $  0.10    $   0.08
Avg. Shares
  Outstanding[1]       12,416,415  12,107,813 11,970,255 11,857,255  11,331,081

[1] Restated for 4:1 reverse stock split effective April 25, 1985.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Review of Operations

MINING
The Company owns or controls 43 contiguous patented and unpatented lode claims.
 These claims amount to approximately 1,000 acres in the heart of the historical Emery Mining District, Powell County, Montana. The Pioneer mines located within this claim block accounted for more than 90% of the district's total base and Nobel metal production. The Emery and Bonanza are the largest of these Pioneer mines and both still contain mineralized material. During the last eight years, extensive exploration work has been conducted in the Emery Mining District by the Exxon Corporation, Freeport-McMoRan Gold Inc. Hecla Mining Company and the Company. The Exxon and MPM efforts were initiated in 1984 and concluded in 1986 and 1987, respectively. Hecla's efforts were initiated in 1991 and terminated in 1992.

The Company owns the Emery property and is purchasing the Bonanza property. To date the Company has expended over $1.3 million on exploration and development, lease payments and claims. In addition, over $532,000 has been expended by the Company on vehicles and equipment, buildings and mill machinery. The Company is negotiating with a number of mining companies for a future joint venture.

WASTE-TO-ENERGY
Construction in Italy of the first Skygas demonstration facility was completed in December of 1991 by Skygas Venture partner USF Smogless S.p.A. Testing and debugging began on January 17, 1992 and was concluded in June of 1993. The Skygas process is a new innovative process for converting carbonaceous wastes into a clean burning medium BTU fuel gas.

On March 2, 1990, the Company announced it had entered into an agreement with USF Smogless S.p.A. of Milan, Italy and Xytel Technologies of Mt. Prospect, Illinois for the purpose of commercializing the Skygas process. USF Smogless agreed to finance, engineer, build and operate a full sized plant in Italy. Using this facility Smogless has run tests utilizing refuse derived fuel (RDF), medical and infectious waste, industrial sludge, auto fluff and various types of biomass as feed material. Xytel agreed to handle all promotional work, public relations, advertising, and marketing activities.

In July of 1993, the Company announced it had received a Letter of Intent from Jowin Corporation, Taipei, Taiwan, Republic of China, to purchase one or two Skygas plants at a cost of $8 - $10 million each. Management believes negotiations will continue through the Second Quarter of 1995.

In September 1994, the Company announced that United States Filter Corp. had acquired Laidlaw, Inc's interest in Smogless S.p.A. (renamed USF Smogless S.p.A.). Laidlaw Inc. had purchased an 80% interest in Smogless in January 1993. To date, United States Filter Corp. has not made any commitments to the Skygas venture or the Company.

In October 1994, the Company announced it had entered into a joint venture agreement with Winnerway Industries (Holding) Co. Ltd. of Dong Guan City, Guangdon Province, P.R.C. In June of 1993 the Company announced it had received a Letter of Intent from Winnerway to purchase up to two Skygas plants.
 In addition, Winnerway would become involved in promoting and expanding the Skygas applications in ten Chinese cities. The plan would require construction of a minimum twenty Skygas plants with an estimated aggregate cost of $160 million.

In February of 1994, the Company announced that USF Smogless had reached an agreement with steel producer Montello S.p.A. Bergamo of Montello, Italy to build a pilot plant to convert auto fluff gas into clean burning fuel gas. The plant will use Skygas' secondary reactor in conjunction with Montello's process in thermal decomposition of auto fluff. In November 1994, the Company announced that testing of the secondary reactor had begun. The testing phase has since been delayed as a weak steel market in Europe forced Montello to close. It is expected that the steel industry will strengthen in 1996.


Year ended 12/31/93 Compared to Year ended 12/31/92

During 1993, the primary source of revenue was interest on invested funds. Funds for operations were provided primarily by existing cash reserves of $286,118 and cash contributions from directors of $817,414. Reimbursements from Xytel Technologies and Smogless relating to the Skygas venture were $32,418.

During 1993, total cash reduction of debt was $238,715. Cash payments of interest were $58,318. The Company did not obtain any additional debt financing during 1993.

Net loss for 1993, 1992 and 1991 were $362,684; $817,804 and $383,578 respectively.

Operating Expenses for 1993, 1992 and 1991 were $284,571; $812,259 and $227,009 respectively. The decrease of 65% from 1992 to 1993 was due to no testing activity at the Libby, Montana laboratory related to the Skygas process.

Non-Operating Expenses for 1993, 1992 and 1991 were ($127,789); ($161,648) and
($183,680) respectively. The 21% decrease from 1992 to 1993 is a result of lower interest expense due to cash reduction of debt.

Contract Services for 1993 was $91,383 a decrease of 51.11% from 1992. This decrease is a result of no expenses incurred from the Libby, Montana laboratory relating to the Skygas process.

Professional Services for 1993 was $49,311 a decrease of 91.43% from 1992. This decrease is a result of no grant of stock options to key employees, officers or directors.

Travel & Entertainment expense was $14,799 in 1993 compared to $8,582 in 1992.
 The increase of 42% is a result of an increase relating to negotiations in the Peoples Republic of China regarding the Skygas process.

License, Taxes and Fees during 1993 were $10,313 compared to $18,929 during 1992 a decrease of 51.52%.

As of December 31, 1993, working capital was ($1,111,925) and cash available to the firm was $286,118. The Company is relying on capital contributions and proceeds from the sale of non-essential mining and Skygas equipment to cover debt obligations.

Year ended 12/31/1994 Compared to Year ended 12/31/93

Net loss for 1994, 1993 and 1992 were ($227,911); ($445,513); and ($817,804)
respectively.

Operating Expenses for 1994, 1993 and 1992 were $337,173; $417,400 and $812,259 respectively.

Non-Operating Expenses for 1994, 1993 and 1992 were ($79,125); ($127,871) and
($161,752) respectively.

Contract Services for 1994 was $82,500 compared to $91,383 in 1993.

Professional Services for 1994 was $77,157 compared to $91,383 in 1993.

Travel & Entertainment expense for 1994 was $35,822 compared to $14,799 in 1993. The increase is due to costs incurred during marketing of the Skygas technology.
License, Taxes & Fees for 1994 was $60,071 compared to $10,313 in 1993. The increase is a result of fees paid regarding Skygas and the Agreement For License the MAW, dated July 21, 1988.

Legal and Accounting for 1994 was $41,760 compared to $25,588 in 1993. The increase was due to an increase in patent costs related to the Skygas process.

Miscellaneous Expense for 1994 was $11,632 compared to $3,667 in 1993. The increase is due to newly increased costs for mining claims set by the Bureau of Land Management

Year Ended 12/31/95 Compared to Year Ended 12/31/94

Net loss for 1995, 1994 and 1993 were ($271,052); ($227,911); and ($445,513)
respectively.

Operating Expenses for 1995, 1994 and 1993 were $231,928; $337,173; and
$417,400 respectively.

Non-Operating Expenses for 1995, 1994 and 1993 were ($70,737); ($76,220); and
($121,913) respectively.

Contract Services for 1995 was $72,000 compared to $82,500 in 1994.

Professional Services for 1995 was $72,276 compared to $77,157 in 1994. Travel & Entertainment for 1995 was $13,915 compared to $35,822 in 1994.

License, Taxes & Fees for 1995 was $4,937 compared to $60,071 in 1994.

Legal and Accounting for 1995 was $25,709 compared to $41,760 in 1994.

Miscellaneous Expense for 1995 was $13,463 compared to $11,632 in 1994.


Liquidity and Capital Resources

During 1995, the primary source of revenue was interest on invested funds. Funds for operations were provided primarily by the existing cash reserves, sale of company stock and cash contributions from Officers and Directors.
These funds were expended primarily for general operations of the Company. It is expected that the joint venture agreement with USF Smogless S.p.A. and Xytel Technologies to develop the Skygas process will significantly reduce future debt. Reimbursements from Xytel and Smogless are expected to be $70,000 during 1996. It is also expected that a joint venture agreement with a another mining company will significantly reduce the expenditures required of the Company to develop its mining properties.

Management is attempting to locate mining companies for a future joint venture, but as of the date herein, has been unsuccessful.

The Company has completed an extensive up-date of all mining information related to our properties and will continue to active market these properties to various mining companies. The formation of a joint venture would reduce expenses for property taxes, lease payments and insurance premiums. Expenditures related to mining operations were minimal during 1995. At this time, management projects no revenue from the Company's mining properties.

Management has oral agreements from banks and major shareholders that will enable the Company to extend the payment terms of the loans payable to major stockholders as well as renew short-term bank loans. Certain officers and directors of the Company, namely Messrs Appleby, Smozanek, Katz and Luciano have orally agreed to fund operations through cash contributions and have orally agreed to personally secure all notes of the Company. The Company is confident it will be able to extend the payment terms of the loans, as historically over the past few years, this has been the case. The oral agreements are not binding and are not legally enforceable as there are no written agreements in place. Management believes its present and currently anticipated sources of working capital for both short and long term purposes are sufficient to sustain its anticipated growth.

Operational expenses of the Company are projected to be $500,000 during 1996. Cash contributions from such Officers and Directors are expected to be $300,000 during 1996. During 1995, Messrs. Appleby, Smozanek, Katz, and Luciano, contributed $260,463 in cash to the Company. Those amounts contributed during 1995 are as follows: Richard E. Appleby, $49,742; Alfred J. Luciano, $96,842; Daniel D. Smozanek, $47,564; and Myron Katz, $66,315. Management believes that the inability to obtain contributions from officers will have a material effect on the financial condition and operations of the Company. Management at this time does not have other specific plans to generate material revenue although successful negotiations for sales of Skygas plants are expected during 1995. Management anticipates that the formation of the Skygas venture will reduce material expenses as each entity is responsible for costs equal to their percentage of interest in the venture, e.g. the Company/NuPower 70%; USF Smogless 15%; and Xytel Technologies 15%. The Company believes that during 1996 the venture will accelerate an aggressive marketing plan for the sale, lease, option or a combination thereof of the Skygas process. Other than the potential revenue to be derived from the Skygas process, Management has no other specific plans or ability to generate material revenue in the next three years. Management does intend to reduce material expenditures in the next three years by selling tangible assets in order to reduce the principal on debt, thereby reducing interest expense.

The Company also estimates receipts from the sale of certain Company assets, including $200,000 for non-essential mining and milling equipment. Management believes that the equipment will be sold at the fair market value as compared to like equipment for sale in the market place. Receipts from such sales will be used to reduce debt, fund operations and participation costs associated with the Skygas venture. As of the date herein, there are no firm contractual commitments for the sale of such equipment. While management believes further development of the Skygas project will enhance our position for potential marketing and sales, there are no commitments requiring the Company to continue to fund these activities at current levels.

Inflation

Since the Company did not engage in any mining operations, sales of metals or metal bearing ores, and was only in the research and development stage of the waste-to-energy process, inflation and changing prices did not materially impact the financial performance of the Company. Management believes the daily operation of the Company during 1995 were only nominally impacted by increasing prices.

Compensated Absences

The Company has not adopted a policy regarding compensated absences, since the Company has not had any employees. At such time as it is required that the Company have employees, then the Company will adopt a policy, and provide for their absences.

Federal or State Income Taxes

The Company has not made a provision for Federal or State income taxes, as the Company has sustained losses from inception, and there are Net Operating Losses available to offset substantial future income.

Item 8.  Financial Statements and Supplementary Data

         Financial Statements follow on the next page




        THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                     MPM TECHNOLOGIES, INC.
                        AND SUBSIDIARIES
                  (a Development Stage Company)
                       Spokane, Washington
                      Financial Statements
                   December 31, 1995 And 1994


















































                                                             -F1-













                     MPM TECHNOLOGIES, INC.
                        AND SUBSIDIARIES
                 Index to Financial Statements
                          * * * * * * *




                                                               Page


Independent Auditor's Report                                    F3

Consolidated Balance Sheet As Of December 31, 1995
     And 1994                                                 F4-F5

Consolidated Statement Of Income (Loss) For The Years Ended
     December 31, 1995, 1994 And 1993 And From
     Inception To Date                                        F6-F7

Consolidated Statement Of Stockholders' Equity From
     Inception To December 31, 1995                           F8-F11

Consolidated Statement Of Cash Flows For The Years
     Ended December 31, 1995, 1994 And 1993 And From
     Inception To Date                                       F12-F15

Notes To Consolidated Financial Statements
     December 31, 1995                                       F16-F26



















                                                              F2-




To The Board of Directors
MPM TECHNOLOGIES, INC.
Spokane, Washington

INDEPENDENT AUDITOR'S REPORT

I have audited the consolidated statement of financial position of MPM Technologies, Inc. (a Washington Corporation and a development stage Company) and its subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The consolidated statement of financial position of MPM Technologies, Inc. (formerly known as Montana Precision Mining, Ltd.) as of December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1994 and 1993, and from inception (May 1, 1983) through December 31, 1994, were audited by other auditors whose report dated March 4, 1995, expressed an unqualified opinion on those consolidated financial statements.

I conducted my audit in accordance with generally accepted auditing standards.
 Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPM Technologies, Inc. and its subsidiaries as of December 31, 1995, and the results of its operations, changes in stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the ultimate realization of the Company's investment in its mining properties and related deferred exploration and development costs is dependent on obtaining sufficient working capital to commence commercial ore production or to sell the properties to another mining company. The ultimate outcome of the recoverablility of these costs cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Terrence J. Dunne
Certified Public Accountant

Spokane, Washington
July 15, 1996


MPM TECHNOLOGIES, INC.            Consolidated Balance Sheet
AND SUBSIDIARIES                 As of December 31, 1995 and 1994
(a Development Stage Company)
Spokane, Washington

                             ASSETS

                                       1995              1994
                                    -----------    -----------
CURRENT ASSETS:
      Cash (Note 2)                $   138,675    $   104,164
      Prepaid Insurance                  6,094          6,094
      Receivables                       25,440         15,010
                                    -----------    -----------

         Total Current Assets          170,209        125,268
                                    -----------    -----------

PROPERTY, PLANT, & EQUIPMENT: (Note 2)
      Land                              70,000         70,000
      Mining Claims (Note 3)            48,600         48,600
      Mining Leases (Note 3)             5,437          5,437
      Buildings                        133,005        133,005
      Mill Machinery                   289,063        289,063
      Vehicles & Equipment             114,115        110,615
      Leasehold Improvements               -0-         47,311
      Software                           3,258          3,258
                                    -----------    -----------
       Total Property, Plant &         663,478        707,289
        Equipment
         Less Accumulated
          Depreciation And
          Amortization                 332,117        368,761
                                    -----------    -----------
       Net Property, Plant,            331,361        338,528
        & Equipment

OTHER ASSETS:
      Deferred Exploration and
         Development Costs (Notes 1) 1,195,466      1,195,466
      Note Receivable                  275,000        275,000
      Licenses, Net of
        Amortization of $5,344 and
        $4,008 Respectively (Note 2)    28,745         30,282
      Advance Minimum Royalties
        (Note 2)                        50,750         50,750
      Mineralized Material in
         Place (Note 3)                     10             10
                                    -----------    -----------


Total Other Assets                   1,549,971      1,551,508
                                    -----------    -----------


TOTAL ASSETS                       $ 2,051,541    $ 2,015,304
                                    ===========    ===========

The Accompanying Notes Are An Integral Part Of These Financial Statements
                                                             -F4-


MPM TECHNOLOGIES, INC.                          Consolidated Balance Sheet
AND SUBSIDIARIES                          As of December 31, 1995 and 1994
(a Development Stage Company)
Spokane, Washington


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   1995           1994
                                              ------------   ------------

CURRENT LIABILITIES:
      Accounts Payable                        $    14,356    $    20,356
      Notes Payable (Note 4)                                     533,951
     755,060
      Notes Payable to Related Parties
         (Note 4)                                 314,765        260,748
Interest Payable-Related (Note 4)                 129,997        129,997
      Interest Payable-Other                          -0-          6,571
                                              ------------   ------------

         Total Current Liabilities                993,069      1,172,732
                                              ------------   ------------

MINORITY INTEREST (Note 6):
      Minority Interest in Consolidated
        Entities                                (687,185)      (774,822)
                                              ------------   ------------

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
      Common Stock, $0.001 Par Value,
         50,000,000 Shares Authorized,
         12,842,176 shares and 12,385,259
         Shares Outstanding
December 31, 1995 and
         1994 Respectively (Notes 6 & 8)           12,842         12,385
      Additional Paid-in Capital                5,998,967      5,600,109
      Deficit Accumulated During The
         Exploration and Development
          Stage                               (4,266,152)    (3,995,100)
                                              ------------   ------------

         Total Stockholders' Equity             1,745,657      1,617,394
TOTAL LIABILITIES, MINORITY INTEREST,
      AND STOCKHOLDERS' EQUITY                $ 2,051,541    $ 2,015,304
                                              ============   ============








The Accompanying Notes Are An Integral Part Of These Financial Statements


                                                             -F5-


MPM TECHNOLOGIES, INC.                        Consolidated Statement Of Income
AND SUBSIDIARIES                              (Loss) For The Years Ended
(a Development Stage Company)                 December 31, 1995, 1994, 1993,
Spokane, Washington                           And From Inception (May 1, 1983)
                                              To Date
                                                                   Inception
                                                                       To
                                       1995     1994      1993        Date
                                   --------  --------  --------  -----------
REVENUE:
   Management Fees-Related Party
      (Note 7)                        $ -0-  $    -0-  $    -0-  $    77,000
   Sale of Equipment                    -0-   200,147       -0-      200,147
                                   --------  --------  --------  -----------
      Total Revenues                    -0-   200,147       -0-      277,147
                                   --------  --------  --------  -----------
SELLING, GENERAL
   AND ADMINISTRATIVE EXPENSES:
   Bank Service Fee                      35        84       245        2,744
   Contract Labor                    72,000    82,500    91,383    1,295,124
   Depreciation and Amortization     12,399    21,446    72,907      522,352
   Dues and Subscriptions               457     4,697     5,357       38,359
   Employee Benefits                    -0-       -0-       -0-        3,704
   Equipment Rental                     -0-       -0-       -0-       24,056
   Exploration Expense                  -0-       -0-   132,829      132,829
   Freight                              -0-       -0-       -0-       10,553
   Insurance                         11,417    12,531    12,939      127,775
   Legal and Accounting              25,709    41,760    25,588      303,771
   Licenses, Taxes, and Fees          4,937    60,071    10,313      147,268
   Miscellaneous                     13,463    11,632     3,667      112,133
   Office Expense and Postage        19,593    22,269    17,453      176,715
   Professional Services             72,276    77,157    49,311    1,000,546
   Public Relations and Finders Fee     -0-       -0-       -0-       72,763
   Rent - Office (Note 7 and 9)       3,418     4,529     4,021      163,938
   Repairs and Maintenance              607       -0-     1,158       51,658
   Research and Development             -0-       -0-       -0-      447,111
   Telephone and Utilities            1,962     2,817     2,233       54,792
   Transfer Fees and Costs            5,171     2,251     4,075       36,114
   Travel and Entertainment          13,915    35,822    14,799      234,032
   Watchman                           1,550     1,560     1,540       30,632
   Reimbursed Expenses             (26,981)  (43,953)  (32,418)    (448,152)
                                   --------  --------  --------  -----------
      Total Expenses                231,928   337,173   417,400    4,540,817
                                   --------  --------  --------  -----------
(LOSS) BEFORE
   NON-OPERATING ITEMS            (231,928) (137,026) (417,400)  (4,263,670)
                                   --------  --------  --------  -----------
NON-OPERATING INCOME (EXPENSE):
   Interest Income                    1,887     2,905        82       33,292
   Interest (Expense)              (68,257)  (79,125) (127,871)  (1,032,671)
   Other                                -0-       -0-       -0-       42,965
   Forgiveness of Debt
      By Related Parties
      (See Note 13)                 (4,367)       -0-     5,876      101,509
   Gain On Sale of Securities           -0-       -0-       -0-        6,160
                                   --------  --------  --------  -----------
      Total Non-operating
      Income (Expense)             (70,737)  (76,220) (121,913)    (848,745)
                                   --------  --------  --------  -----------
(Continued)
- -F6- The Accompanying Notes Are An Integral Part Of These Financial Statements


MPM TECHNOLOGIES, INC.                      Consolidated Statement Of Income
AND SUBSIDIARIES                                  (Loss) For The Years Ended
(a Development Stage Company)                 December 31, 1995, 1994, 1993,
Spokane, Washington                         And From Inception (May 1, 1983)
                                            To Date (Continued)
                                                                      Inception
                                                                          To
                                       1995       1994        1993       Date
                                  ---------  ---------   ---------  -----------
(LOSS) BEFORE TAXES AND
   SUBSIDIARY LOSS                (302,665)  (213,246)   (539,313)  (5,112,415)

   Income Taxes                         -0-        -0-         -0-        (768)
   Minority Interest In Subsidiary
      Loss (Gain)                     31,613  (14,745)      43,800      859,447
   Equity in Loss of Unconsolidated
      Subsidiary                        -0-        -0-         -0-     (12,416)
                                  ---------  ---------   ---------  -----------

NET (LOSS)                    $   (271,052) $(227,991)  $(495,513) $(4,266,152)
                                  =========  =========   =========  ===========
NET (LOSS) PER SHARE (Note 2) $      (0.02)  $  (0.02)  $   (0.04) $     (0.39)
                                  =========  =========   =========  ===========




































The Accompanying Notes Are An Integral Part Of These Financial Statements


                                                                   -F7-

MPM TECHNOLOGIES, INC.                                                     Consolidated Statement Of
AND SUBSIDIARIES                                                           Stockholders' Equity For The
(a Development Stage Company)                                              Period From Inception (May 1,
Spokane, Washington                                                        1983) To December 31, 1995


                                                                                         Deficit
                                                                                         Accumulated
                                                    Additional                               During
                                 Common Stock         Paid-In        Treasury Stock      Exploratory
                            Shares         Amount     Capital       Shares     Amount        Stage       Total
                       ------------   ------------ -----------  ----------- ----------  ------------ -----------
Balances, May 1,
  1983                          -0-     $      -0- $       -0-          -0- $      -0-   $       -0- $       -0-
Stock Issued for
 Cash, July 1983,
 $0.01 Per Share            400,000          4,000         -0-          -0-        -0-           -0-       4,000
Stock Issued for
 Mining Claims and
 Leases, April 1985
 and January 1986,
 $.015 Per Share         30,130,328        471,397         -0-          -0-        -0-           -0-     471,397
4:1 Reverse Stock
 Split (Note 6)        (22,897,746)            -0-         -0-          -0-        -0-           -0-         -0-
Change From No-Par
 To $0.001 Par
 (Note 6)                       -0-      (467,764)     467,764          -0-        -0-           -0-         -0-
                       ------------   ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1983                 7,632,582          7,633     467,764          -0-        -0-           -0-     475,397

Stock Issued for
 Cash, March 1984,
 $0.08Per Share             937,500            938      74,062          -0-        -0-           -0-      75,000
Costs of Offering               -0-            -0-     (9,081)          -0-        -0-           -0-     (9,081)
Net Income                      -0-            -0-         -0-          -0-        -0-         4,349       4,349
                       ------------   ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1984                 8,570,082          8,571     532,745          -0-        -0-         4,349     545,665

Net (Loss)                      -0-            -0-         -0-          -0-        -0-     (115,602)   (115,602)
                       ------------   ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1985                 8,570,082          8,571     532,745          -0-        -0-     (111,253)     430,063

Stock Issued for
 Cash, July 1986,
 $0.60Per Share             705,211            705     422,415          -0-        -0-           -0-     423,120
Costs of Offering               -0-            -0-     (9,848)          -0-        -0-           -0-     (9,848)
Stock Issued for Cash
 December 1986:
 $0.60 per Share            166,667            167      99,833          -0-        -0-           -0-     100,000
 $1.00 per Share            100,000            100      99,900          -0-        -0-           -0-     100,000
Net (Loss)                      -0-            -0-         -0-          -0-        -0-     (133,173)   (133,173)
                       ------------   ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1986                 9,541,960          9,543   1,145,045          -0-        -0-     (244,426)     910,162

Prior Period Adjust-
 ment (Note 9)                  -0-            -0-         -0-          -0-        -0-      (12,416)    (12,416)
                       ------------   ------------ -----------  ----------- ----------  ------------ -----------

Balances, December
 31, 1986 as
   Restated               9,541,960          9,543   1,145,045          -0-        -0-     (256,842)     897,746


(Continued)

The Accompanying Notes Are An Integral Part Of These Financial Statements

- -F8-

MPM TECHNOLOGIES, INC.                                                     Consolidated Statement Of
AND SUBSIDIARIES                                                           Stockholders' Equity For The
(a Development Stage Company)                                              Period From Inception (May 1,
Spokane, Washington                                                        1983) To December 31, 1995
                                                                           (Continued)

                                                                                            Deficit
                                                                                         Accumulated
                                                    Additional                               During
                                 Common Stock         Paid-In         Treasury Stock     Exploratory
                             Shares        Amount     Capital       Shares     Amount        Stage       Total
                          ----------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1986 as
   Restated                9,541,960         9,543   1,145,045          -0-        -0-     (256,842)     897,746
Stock Issued for:
 Services, February
   1987, $0.60 per
   Share                      21,784            22      13,048          -0-        -0-           -0-      13,070
 Services, March
   1987, $0.60 per
   Share                       6,660             6       3,990          -0-        -0-           -0-       3,996
 Cash, April-Sept 1987,
   $1.40 per Share           576,123           576     805,999          -0-        -0-           -0-     806,575
 Services, June 1987
   $1.40 per Share             3,699             4       5,175          -0-        -0-           -0-       5,179
 Buildings, Land,
   Equipment, Mining
   Leases, July 1987,
   $1.06 per Share           761,548           762     809,151          -0-        -0-           -0-     809,913
 Increased Partnership
   Interest, October 1,
   1987, $0.10 per
   Share (Note 2)            269,167           269    (45,367)          -0-        -0-           -0-    (45,098)
Treasury Stock
 Acquired                        -0-           -0-         -0-    (237,900)        -0-           -0-         -0-
Net (Loss)                       -0-           -0-         -0-          -0-        -0-     (301,868)   (301,868)
                          ----------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1987                 11,180,941   $    11,182 $ 2,737,041    (237,900) $      -0-  $  (558,710) $ 2,189,513

Stock Issued for Services
 February 1988, $1.40
   per share                     683             1         955          -0-        -0-           -0-         956
 September 1988, $1.50
   per share                     200           -0-         300          -0-        -0-           -0-         300
Sale of Treasury Stock           -0-           -0-       1,272       20,000        -0-           -0-       1,272
Net (Loss)                       -0-           -0-         -0-          -0-        -0-     (446,594)   (446,594)
                          ----------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1988                 11,181,824        11,183   2,739,568    (217,900)        -0-   (1,005,304)   1,745,447

Stock Issued for:
 Assets, Sept 1989
  $0.90 per share              1,000             1         899          -0-        -0-           -0-         900
 Operating Expenses,
   May-Dec 1989                8,200             8       6,647          -0-        -0-           -0-       6,655
Net (Loss)                       -0-           -0-         -0-          -0-        -0-     (549,042)   (549,042)
                          ----------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1989                 11,191,024        11,192   2,747,114    (217,900)        -0-   (1,554,346)   1,203,960

(Continued)

The Accompanying Notes Are An Integral Part Of These Financial Statements

- -F9-

MPM TECHNOLOGIES, INC.                                                     Consolidated Statement Of
AND SUBSIDIARIES                                                           Stockholders' Equity For The
(a Development Stage Company)                                              Period From Inception (May 1,
Spokane, Washington                                                        1983) To December 31, 1995
                                                                           (Continued)

                                                                                            Deficit
                                                                                         Accumulated
                                                    Additional                               During
                                 Common Stock        Paid-In           Treasury Stock    Exploratory
                             Shares        Amount     Capital       Shares     Amount        Stage       Total
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1989                 11,191,024        11,192   2,747,114    (217,900)        -0-   (1,554,346)   1,203,960
Stock Issued for:
 Services                                      -0-         -0-        1,000        -0-           -0-         -0-
 Operating Expenses,
   Jan, 1990  $0.47              200           -0-          94          -0-        -0-           -0-          94
   June, 1990 $0.81           27,231            27      22,098          -0-        -0-           -0-      22,125
   Oct, 1990 $1.25             5,000             5       6,245          -0-        -0-           -0-       6,250
 Patents
   Oct, 1990 $1.25             8,000             8       9,992          -0-        -0-           -0-      10,000
 Cash 4th Quarter
   $1.25 per share           188,456           189     235,319          -0-        -0-           -0-     235,508
Net (Loss)
 (See Note 9)                    -0-           -0-         -0-          -0-        -0-     (515,868)   (515,868)
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1990                 11,419,911        11,421   3,020,862    (216,900)        -0-   (2,070,214)     962,069

Stock Issued for:
 Cash St. Quarter             16,500            16      20,609          -0-        -0-           -0-      20,625
 Operating Expenses,
   Sept, 1991 $1.00            1,000             1         999          -0-        -0-           -0-       1,000
   Oct., 1991 $0.905          10,000            10       9,040          -0-        -0-           -0-       9,050
 Recision of
  Treasury Stock
  2nd Quarter                    -0-           -0-         -0-      216,900        -0-           -0-         -0-
 Contributed
  Capital From
  Directors                      -0-           -0-     208,036          -0-        -0-           -0-     208,036
 Net (Loss)                      -0-           -0-         -0-          -0-        -0-     (383,578)    (383,578)
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1991                 11,447,411        11,448   3,259,546          -0-        -0-   (2,453,792)     817,202

 Stock Issued For:
 Reduction of
  Debt 3rd Quarter            50,262            50      26,338          -0-        -0-           -0-      26,388
      (Note 6)
 Cash 4th Quarter             40,000            40       3,960          -0-        -0-           -0-       4,000
 Exercise of 1990
   Option
   (see note 6)              435,912           436       (436)          -0-        -0-           -0-         -0-
 Options Granted For
  Services                       -0-           -0-     533,975          -0-        -0-           -0-     533,975
 Contributed
  Capital From
  Directors                      -0-           -0-     467,290          -0-        -0-           -0-     467,290
 Net (Loss)                      -0-           -0-         -0-          -0-        -0-     (817,804)    (817,804)
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, Dec
 31, 1992                 11,973,585     $  11,974 $ 4,290,673          -0-   $    -0-  $(3,271,596)  $1,031,051

(continued)

The Accompanying Notes Are An Integral Part Of These Financial Statements

- -F10-

MPM TECHNOLOGIES, INC.                                                     Consolidated Statement Of
AND SUBSIDIARIES                                                           Stockholders' Equity For The
(a Development Stage Company)                                              Period From Inception (May 1,
Spokane, Washington                                                        1983) To December 31, 1995
                                                                           (Continued)

                                                                                            Deficit
                                                                                         Accumulated
                                                    Additional                               During
                                  Common Stock        Paid-In        Treasury Stock      Exploratory
                             Shares        Amount     Capital       Shares     Amount        Stage       Total
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1992                 11,973,585        11,974   4,290,673          -0-        -0-   (3,271,596)   1,031,051
Stock Issued for:
 Cash
   St. Qtr. $0.10             90,000            90       8,910          -0-        -0-           -0-       9,000
   2nd Qtr. $1.25              1,000             1       1,249          -0-        -0-           -0-       1,250
   3rd Qtr  $0.10             10,000            10         990          -0-        -0-           -0-       1,000

 Operating Expenses           10,000            10      12,690          -0-        -0-           -0-      12,700
 Exercise of
   1990 Options                2,000             2         (2)          -0-        -0-           -0-         -0-
 Contributed Capital
   From Directors                -0-           -0-     816,124          -0-        -0-            -0     816,124
 Contributed Capital
   Other                         -0-           -0-       1,250          -0-        -0-           -0-       1,250
Net (Loss)                       -0-           -0-         -0-          -0-        -0-     (495,513)    (495,513)
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1993                 12,086,585        12,087   5,131,884          -0-        -0-   (3,767,109)   1,376,862
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------
Stock Issued For:
 Cash
   $0.97                      50,000            50      48,550          -0-        -0-           -0-      48,600
   $0.88                      30,000            30      26,430          -0-        -0-           -0-      26,460
   $0.97                      65,574            66      63,574          -0-        -0-           -0-      63,640
 Operating Expenses           12,800            13      39,987          -0-        -0-           -0-      40,000
 Prepaid Expenses             12,800            13      39,987          -0-        -0-           -0-      40,000
 Reduction of
   Debt                        8,380             8      29,992          -0-        -0-           -0-      30,000
 Operating Expenses            9,120             9      32,706          -0-        -0-           -0-      32,715
Options                      110,000           110      10,890          -0-        -0-           -0-      11,000
Contributed Capital
 From Directors                  -0-           -0-     176,108          -0-        -0-           -0-     176,108
Net (Loss)                       -0-           -0-         -0-          -0-        -0-     (227,991)    (227,991)
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1994                 12,385,259        12,386   5,600,108          -0-        -0-   (3,995,100)   1,617,394
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------

Contributed Capital
 From Directors                  -0-           -0-     190,752          -0-        -0-           -0-     190,752
Stock Issued for:
 Cash
   July $0.97                 82,580            83      79,917          -0-        -0-           -0-      80,000
   Sept $0.87                115,077           115      99,885          -0-        -0-           -0-     100,000
   Oct. $0.95                159,260           159     151,804          -0-        -0-           -0-     151,963
Investment In
 NuPower                     100,000           100    (119,349)         -0-        -0-           -0-    (119,249)
Stock Registration
 Fees                                                  (4,151)          -0-        -0-           -0-      (4,151)
Net (Loss)                       -0-           -0-         -0-          -0-        -0-     (271,052)    (271,052)
                        ------------  ------------ -----------  ----------- ----------  ------------ -----------
Balances, December
 31, 1995                 12,842,176    $   12,843 $ 5,998,966    $     -0-  $     -0-  $(4,266,152)  $1,745,657
                        ============  ============ ===========  =========== ==========  ============ ===========

The Accompanying Notes Are An Integral Part of These Financial Statements

- -F11-

MPM TECHNOLOGIES, INC.                                  Consolidated Statement Of Cash Flows
AND SUBSIDIARIES                                        For The Years Ended December 31,
(a Development Stage Company)                           1995, 1994, And 1993 And From
Spokane, Washington                                     Inception (May 1, 1983) To Date

                                                                                           Inception
                                                                                               To
                                                1995           1994           1993            Date
                                            -----------   ------------   ------------  -------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                  $ (271,052)     $(227,991)     $(495,513)   $(4,266,152)
Noncash Expenses, Revenues, Losses,
   and Gains Included in Income:
   Depreciation and Amortization                 12,399         21,446         72,907        529,597
   Forgiveness of Debt                            4,367            -0-        (5,876)      (101,509)
   Minority Interest                           (31,612)         14,745       (43,800)      (847,029)
   Loss (Gain) on Sale of
     Equipment                                      -0-      (200,147)            -0-      (199,220)
   Stock Granted for Operating
     Expenses                                       -0-         72,715         12,700        154,090
   Stock Options Issued for
     Services                                       -0-            -0-            -0-        533,975
   Accrued Interest Payable
   Converted to Debt                                -0-            -0-            -0-         56,631
Net (Increase)/Decrease in:
   Accounts Receivable                         (10,430)        (2,908)            -0-       (13,338)
   Prepaid Insurance                                -0-        (2,031)            797        (6,093)
   Stock Issued for Prepaid
     Expenses                                       -0-         40,000            -0-         40,000
Net Increase/(Decrease) in:
   Accounts Payable                             (6,001)       (24,000)        (3,055)         17,330
   Interest Payable                             (6,571)          6,571         19,946        129,997
                                            -----------   ------------   ------------  -------------
   Net Cash Flows Used
      By Operating Activities                 (308,900)      (301,600)      (441,894)    (3,971,721)
                                            -----------   ------------   ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Additions)/Reductions of:
   Mining Claims                                    -0-            -0-            -0-       (10,728)
   Deferred Exploration and
   Development Costs                                -0-            -0-        132,829      (485,000)
   Property, Plant and Equipment                (3,500)            -0-            -0-      (299,455)
   Mining Leases                                    -0-            -0-            -0-        (5,330)
   Leasehold Improvements                           -0-            -0-            -0-        (9,357)
   Patents and Licenses                           (195)          (726)        (2,126)       (72,856)
   Advance Minimum
     Royalties                                      -0-       (25,000)            -0-       (52,591)
   Partnership Investment                       119,249            -0-            -0-         90,749
   Organization Costs                               -0-            -0-            -0-        (1,296)
Proceeds from:
   Sale of Equipment                                -0-        286,875            -0-        296,876
   Redemption of Bonds and
     Deposits                                       -0-            -0-            -0-          3,091
Loans Made                                          -0-      (275,000)       (12,102)      (395,456)
   Less Repayments                                  -0-            -0-         14,969        108,354
                                            -----------   ------------   ------------  -------------
   Net Cash Provided (Used)
    By Investing Activities                     115,554       (13,851)        133,570       (832,999)
                                            -----------   ------------   ------------  -------------

(Continued)

The Accompanying Notes Are An Integral Part of These Financial Statements

- -F12-

MPM TECHNOLOGIES, INC.                                 Consolidated Statement Of Cash Flows
AND SUBSIDIARIES                                       For The Years Ended December 31,
(a Development Stage Company)                          1995, 1994, And 1993 And From
Spokane, Washington                                    Inception (May 1, 1983) To Date
                                                       (Continued)

                                                                                           Inception
                                                                                               To
                                                 1995           1994            1993          Date
                                            -----------   ------------   ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Short-Term Debt                         -0-            -0-            -0-      2,283,112
Payments to Settle Debt                       (171,458)      (194,048)      (238,715)    (1,609,987)
Issuance of Long-Term Debt                          -0-            -0-            -0-        288,184
Sale of Treasury Stock                              -0-            -0-            -0-          1,272
Contributed Capital                             190,752        176,108        817,374      1,859,560
Issuance of Common Stock                        208,563        149,700         11,250      2,119,412
                                            -----------   ------------   ------------  -------------
   Net Cash Provided By Financing
      Activities                                227,857        131,760        589,909      4,941,553
                                            -----------   ------------   ------------  -------------

Net Increase  (Decrease) in Cash                 34,511      (183,691)        281,585        138,675
Beginning Cash Balance                          104,164        287,855          6,270           -0-
                                            -----------   ------------   ------------  -------------

Ending Cash Balance                           $ 138,675      $ 104,164      $ 287,855    $   138,675
                                            ===========   ============   ============  =============


The Accompanying Notes Are An Integral Part Of These Financial Statements

- -F13-

MPM TECHNOLOGIES, INC.                       Consolidated Statement Of Cash Flows
AND SUBSIDIARIES                             For The Years Ended December 31,
(a Development Stage Company)                1995, 1994, And 1993 And From
Spokane, Washington                          Inception (May 1, 1983) To Date
                                             (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                1995           1994          1993
                                             ----------    -----------   -----------
Noncash Investing And Financing Activities

Issuance of 100,000 shares of
previously unissued common
stock for partnership interest                 $ 62,500

Issuance of 8,380 shares of
previously unissued common
stock to satisfy debt obligation.                             $ 30,000

Issuance of 34,720 shares of
previously unissued common stock
for operating expenses.                                      $ 112,715

Forgiveness of debt -related party             ($4,367)                  $     5,876

Issuance of 10,000 shares of
previously unissued common stock
for operating expenses                                                   $    12,700


The Accompanying Notes Are An Integral Part Of These Financial Statements


- -F14-

MPM TECHNOLOGIES, INC.                                  Consolidated Statement Of Cash Flows
AND SUBSIDIARIES                                        For The Years Ended December 31,
(a Development Stage Company)                          1995, 1994, And 1993 And From
Spokane, Washington                                     Inception (May 1, 1983) To Date
                                                       (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION (continued):

  Interest Payments                             1995            1994           1993
                                             ----------    -----------   -----------
The Company made cash payments
   of interest in each year ended
   December 31.                              $   74,828      $  72,554     $  58,318

During the respective years, the Company issued common stock for Assets and Partnership interests, and assumed debt for those assets as follows:

                                                                        Inception
                                                                            To
                                      1995        1994         1993        Date
                                  ----------  ----------  ----------  -----------
   Assets                         $      -0-  $      -0-  $      -0-   $1,282,210
   Partnership Interests           (119,249)         -0-         -0-     (91,841)
   Costs incurred which were
   Capitalized                           -0-         -0-         -0-      (5,179)
   Long Term Debt Assumed In
   The Acquisition Of Assets             -0-         -0-         -0-     (51,449)



The Accompanying Notes Are An Integral Part Of These Financial Statements

- -F15-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 1 - ORGANIZATION

     Company Business

The Company was incorporated as Okanogan Development, Inc. on July 18, 1983 under the laws of the State of Washington. It was formed primarily for the purpose of investing in real estate and interests in real estate. On April 25, 1985, the Company combined with MADD Exploration, a Montana partnership, and changed its name to Montana Precision Mining, Ltd. In August 1995, the Company changed its name to MPM Technologies, Inc. As a result of the combination, the Company acquired mining properties, and since that time has been engaged in the development of those properties and further exploration for minerals. Prior to the acquisition of the mining properties from MADD Exploration, which began operations on May 1, 1983 (Notes 3 and 7), the partners of MADD had expended approximately $2.25 million in exploration and development of the properties and the construction of a 200 ton per day mill. Since April 30, 1985, the partners in MADD have become officers and directors of the Company and subsequently advanced additional funds for further development and operation of the properties. (Notes 4 and 7). The mining claims are located in Powell County, Montana.

     Deferred Exploration and Development Costs

The Company capitalizes those costs of exploration and development (incurred or acquired) which, in the opinion of management, benefit future periods. These costs will be used to offset future production on the properties or will be written off if the related property is abandoned, or if data does not delineate a commercial ore body. These costs do not exceed net realizable value. The computations used in this analysis are extracted from the engineering and geological data supplied by independent professionals, and from continuing joint venture analysis. All general and administrative costs are expensed as incurred (see below).

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained substantial losses in recent years and used substantial amounts of working capital. Current liabilities exceed current assets by approximately $822,860 as of December 31, 1995.

The principal asset of the Company is Deferred Exploration and Development Costs ($1,195,465 and $1,195,465 at December 31, 1995, and 1994 respectively)
related to the Company's mining properties. The recovery of these costs is based on the successful future development and production of the related properties. Should these costs not be recoverable, doubt arises about the continued existence of the Company. Management believes this likelihood is mitigated by its continued negotiations with major mining companies to form a joint venture to develop these properties. Also, management believes that geological, geophysical and engineering data to date has identified mineralized material in place which are in commercial quantities to be of value, and which would attach to the properties if disposed (Note 3).
                                                                    -F16-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 1 - ORGANIZATION (Continued)

Going Concern (Continued)

Management also believes the agreement with Xytel Technologies and Smogless, S.p.A. to develop and build a commercial Skygas plant in Europe is of value and will significantly reduce the Company's expenditures related to its waste-to-energy program.

In view of these matters, the continuation of the Company as a going concern is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to form a joint venture, to develop the Company's mining properties and the agreement with Xytel Technologies and Smogless, S.p.A., provide the opportunity for the Company to continue as a going concern.

Mining Properties

On April 25, 1985, the shareholders of the Company approved the acquisition of 50% of the interest owned by the partners of MADD Exploration (a Montana partnership and a related party) in certain mining claims and leases located in the Zosell Mining District, Powell County, Montana by issuance of 4,616,252 shares (after giving effect to the 4:1 split) of the Company's previously unissued common stock (Note 6). The interests acquired pursuant to this approval had previously been purchased, leased or staked by the partners of MADD Exploration. The Company also assumed a liability related to the patented mining claims and the mineral interests acquired on the patented mining claims (Note 5). On January 20, 1986, the partners of MADD exercised an option allowing them to transfer an additional 42% of their interest in those claims and leases in exchange for 2,800,000 additional shares (after giving effect to the 4:1 split) of the Company's previously unissued common stock. The financial statements have been retroactively restated as if these transactions had occurred at the beginning of all periods presented. All assets acquired were recorded at the carry-over cost basis to the partners of MADD Exploration.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

The accompanying consolidated financial statements include the accounts of MPM Technologies, INC. and its subsidiaries, MPM Mining, Inc., NuPower, Inc. and NuPower (a General Partnership). Intercompany items and transactions between companies have been eliminated.

MPM Mining, Inc., a wholly owned subsidiary, was formed during 1987 to conduct the company's mining operations. As of December 31, 1995, MPM Mining, Inc. had not yet begun operations.

NuPower Inc., a wholly owned subsidiary, was formed during 1986 to conduct the company's waste-to-energy operations. As of December 31, 1995, NuPower Inc. had not yet begun operations.

                                                                    -F17-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Consolidation (Continued)

NuPower, a 58.21% owned partnership, is engaged in the research and development of an electrothermal gasification process which would be utilized primarily in the waste-to-energy field, although the process is expected to have applications in other areas. The partnership was formed in 1986.

During 1995, the Company issued 100,000 shares of previously unissued common stock to acquire an additional 7.21 percent interest in NuPower Partnership from an unrelated partner. This stock had a fair market value of $62,500, but the acquired interest had a deficit capital account balance from the former partner of $119,249.

During 1987, the company acquired an additional 36% interest in NuPower in exchange for 269,167 shares of its previously unissued common stock. This acquisition increased the company's interest in NuPower from 15% to 51%. As other partners in NuPower include officers and directors of the company, the acquisition has been treated as a related party transaction (Note 7).

Property and Depreciation

Property and equipment are stated at cost. Depreciation is provided primarily using the straight-line method over estimated useful lives, as determined by management. Major improvements and betterments to existing property and equipment are capitalized. Expenditures for repairs and maintenance which do not extend the useful lives of the applicable assets are charged to operations as incurred. Leasehold improvements relate to the "Skygas" project and are amortized over 7 years.

     Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


     Bonding Deposit

To satisfy various requirements of the state of Montana and the United States Forest Service regarding surety bonds, the Company has on deposit certificates of deposit for these purposes. The interest on the certificates accrues to the Company.

Expense Reimbursements

Expenses which have been reimbursed by other companies or joint venturers are recorded in the Statement of Operations as a single line item, and not offset against the individual expense accounts. Reimbursements, specifically from Xytel and Smogless, include License Fees and Patent costs.


                                                                    -F18-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Income Per Share

Net income/(loss) per share is computed based on the weighted average number of shares outstanding during the period (after giving effect to the 4:1 reverse stock split) as follows (Note 6):

               Number of Shares              Period
               12,416,415          Year Ended December 31, 1995
               12,107,813          Year Ended December 31, 1994
               11,939,568          Year Ended December 31, 1993
               10,491,301          Inception to December 31, 1995

Licenses

The Company has a license from A. C. Lewis, the inventor of the "Skygas" process, for the manufacture and construction of units.

Using the straight line method, capitalized license costs are amortized over 408 months.

Advance Minimum Royalties

Advance minimum royalties are amounts paid to property owners for the right to explore and extract any mineralization present. The amounts paid will be offset against the Company's lease agreement, which provides for a royalty on the minerals extracted. These payments in advance of production are part of the underlying lease, and are set at a minimum level to the property owner.

Advanced royalties were paid to A. C. Lewis related to the agreement for the Skygas License dated July 21, 1988.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of the company's management estimates for various accounts.

     Concentration of Risk

As of December 31, 1995, the Company had cash deposits in excess of federally insured limits. Cash accounts at banks are insured by FDIC for up to $100,000.
 Amounts in excess of insured limits were $13,854.









                                                                    -F19-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 3 - MINING CLAIMS

     Patented

The Company acquired 92% of the mineral interests in five (5) patented claims, referred to as the Emory Group owned by the partners of MADD Exploration. The Company's interest is recorded at cost to the partners of MADD Exploration. The Company currently owns eight patented mining claims in Montana as of December 31, 1995. These claims are recorded at cost.

     Unpatented

The Company owns 16 unpatented claims as of December 31, 1995

     Leases

The Company leases 8 patented claims and 13 unpatented claims as of December 31, 1995


Mineralized Material

Management carries mineralized material in an amount of $10 on the balance sheet as a nominal amount for purposes of disclosure.

A mineral deposit or mineralized material is a mineralized underground body which has been intersected by sufficient closely spaced drill holes and or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. This deposit does not qualify as a commercially mineable ore body (reserves), as prescribed under Commission standards, until a final and comprehensive economic, technical, and legal feasibility study based upon the test results is concluded.





                          (Forward to next page)















                                                                    -F20-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 4 - NOTES PAYABLE

           Due Date                             1995            1994
                                            ---------        ---------
     Alfred Luciano,(director of
     the Company) unsecured,
     interest at 11%, due on demand         $   6,827        $   6,827

     Rudolph Bottiglione, (partner-
     NuPower) unsecured, interest
     at 11%, due on demand.
                                               25,000           25,000

     Richard Appleby, (director of
     the Company) unsecured, interest
     at 11%, due on demand
                                              129,682          129,682

     Michael Luciano, (partner-
     NuPower) unsecured, interest
     at 11%, due on demand
                                               35,000           55,000

     Myron Katz, (director of the
     Company) unsecured, interest
     at 11%, due on demand
                                               52,139           30,053

     Daniel D.  Smozanek, (director of
     the Company) unsecured, interest
     at 11%, due on demand                     66,117           14,186
                                            ---------        ---------


                                            $ 314,765        $ 260,748
                                            =========        =========


On August 13, 1987, the principal shareholders subordinated their loans to outside creditors and claims, if any, by other shareholders to the Company.

Unpaid interest on the notes payable to the former partners of MADD Exploration totaled $ 17,452 as of December 31, 1995 and $10,881 as of December 31, 1994.


                     (Continued)







                                                                    -F21-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 4 - NOTES PAYABLE (Continued)

Accrued interest to related parties totaled $129,997 at December 31, 1995 and $129,997 at December 31, 1994.

     Others
                                                 1995            1994
                                            ------------    ------------

     Notes payable to First Morris
     Bank of New Jersey, with
     interest at prime plus 1%,
     payable on demand                          $434,000        $629,000

     Note payable to First National
     Bank of Libby, MT, with interest
     at prime plus 1%, payable on
     demand                                       99,951         126,060
                                            ------------    ------------

                                             $   533,951     $   755,060
                                            ============    ============


NOTE 5- RELATED PARTY TRANSACTIONS


The Company contracts for its shareholder relations services with a shareholder, and officer of the Company. Fees paid to this related party for services for 1993, 1994, and 1995 were, $39,600, $39,600, and $41,350 respectively.

The Company acquired a mill, land, equipment, and mining properties, has assumed certain notes and contracts, and borrowed funds from MADD Exploration, which is a related party. The four partners of MADD are all officers and directors of the Company (Notes 1, 2, 4, 5 and 9).

Related party notes payable are listed in Note 4.


NOTE 6 - MINORITY INTEREST IN CONSOLIDATED ENTITIES

NuPower, a general partnership, is 58.21% owned by the Company. Since the Company has the 58.21% ownership and significant control, it is consolidated for financial statements purposes. The Corporate subsidiary, MPM Mining, Inc. is inactive, and has no assets or operations.

The "less than 50% partners" of NuPower partnership are liable for the accumulated deficit balances in their collective partnership equity accounts pursuant to the general partnership rules, as well as specific agreements. Under these guidelines, the Company has recorded on its books the accumulated deficit in the "Minority Interest in Consolidated Entities" line item.

                                                                    -F22-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 7 - COMMITMENTS

Mining Leases

The Company entered into certain mining lease agreements. The following schedule of future minimum lease payments required under lease agreements that have initial or remaining noncancelable lease terms in excess of one year for the five years ending after December 31, 1995.

     1996                                $ 6,300
     1997                                  6,300
     1998                                  6,300
     1999                                  6,300
     2000                                  6,300
                                         -------
                                         $31,500
                                         =======

     Skygas Technology

The Company, through NuPower entered into an exclusive license rights agreement with Skygas inventor, A. C. Lewis, whereby the Company agreed to pay Lewis the sum of $72,000 annually through April 1, 2007. Following is a schedule of payments for the five years ending after December 31, 1995.

     1996                                $ 72,000
     1997                                  72,000
     1998                                  72,000
     1999                                  72,000
     2000                                  72,000
                                         --------
                                         $360,000
                                         ========




















                                                                    -F23-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 8 - STOCK OPTION PLAN

On May 22, 1990, the shareholders of the Company voted to approve a stock options plan for selected key employees, officers and directors of the Company.
 The plan is administered by a Compensation Committee of the Board of Directors (the "committee"), consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the committee relating to the Plan. Generally, the plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements, as follows: (1) the exercise price will be not less than 100% of the market price per share of the Common Stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchase price will be paid in full on the date of purchase.
 The Plan provides that options may be transferred only by will or by the laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or by the optionee's guardian or legal representative. No options have yet been issued. A maximum of 2,130,000 shares were approved by the shareholders for allocation to such stock option plan.

Pursuant to the above option plan, on January 2, 1992, and on April 9, 1992, the Company, respectively granted options to purchase 806,000 (the fair market value was $1.00) and 403,000 shares of stock (the fair market value was $1.25) to officers of the company for professional services performed in the past (the officers are not payroll employees of the company). The fair market value was discounted by 50%, per the instructions of the Committee, due to trading restrictions. The difference between the discounted fair market value and the exercise price of $0.10 per option amounted to $533,975, and was expensed as Professional Services.

Of the options granted, during the fourth quarter of 1992, an officer of the company exercised options to purchase 40,000 shares of common stock for $4,000.


During 1993, officers of the Company exercised options to purchase 100,000 shares of common stock for $10,000.

During 1994, officers of the Company exercised options to purchase 110,000 shares of common stock for $11,000.

As of December 31, 1995, there are 921,000 shares available in the plan for granting in the future.







                                                                         -F24-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 9 - SEGMENT FINANCIAL DATA


The Company's operations are classified into three principal industry segments: mining, waste-to-energy, corporate, and other. Following is a summary of segment information for 1995, 1994, and 1993.

Year Ended December 31, 1995
                                         Waste-to-     Corporate          1995
                               Mining       Energy     And Other         Total
                           ----------   ----------    ----------   -----------
Net Sales                  $      -0-   $      -0-    $      -0-    $      -0-
Depreciation and
Amortization               $   10,668   $    1,731    $      -0-    $   12,399
Research and Development    $      -0-  $      -0-    $      -0-    $      -0-
Operating (Loss)           $ (65,191)   $ (68,826)    $ (97,911)    $(231,928)
Net (Loss)                 $ (63,304)   $ (68,826)    $(138,922)    $(271,052)
Capital Expenditures       $      -0-   $      -0-    $      -0-    $      -0-
Identifiable Assets        $1,552,586   $  354,477    $  144,478    $2,051,541


Year Ended December 31, 1994
                                         Waste-to-     Corporate          1994
                               Mining       Energy     And Other         Total
                           ----------   ----------    ----------   -----------
Net Sales                  $   11,875   $  188,272    $      -0-    $  200,147
Depreciation and
Amortization               $   10,668   $   10,778    $      -0-    $   21,446
Research and Development   $      -0-   $      -0-    $      -0-    $      -0-
Operating (Loss)           $ (52,652)   $   30,092    $(114,466)    $(137,026)
Net (Loss)                 $ (49,747)   $   30,092    $(208,336)    $(227,991)
Capital Expenditures       $      -0-   $      -0-    $      -0-    $      -0-
Identifiable Assets        $1,559,754   $  351,762    $  103,788    $2,015,304


Year Ended December 31, 1993
                                         Waste-to-     Corporate          1993
                               Mining       Energy     And Other         Total
                           ----------   ----------    ----------   -----------
Net Sales                  $      -0-   $      -0-    $      -0-    $      -0-
Depreciation and
Amortization               $   41,791   $   31,116    $      -0-    $   72,907
Research and Development   $      -0-   $      -0-    $      -0-    $      -0-
Operating (Loss)           $(200,501)   $ (95,263)    $(121,636)    $(417,400)
Net (Loss)                 $(249,619)   $ (89,387)    $(156,507)    $(495,513)
Capital Expenditures       $      -0-   $      -0-    $      -0-    $      -0-
Identifiable Assets        $1,570,423   $  147,901    $  283,180    $2,001,504






                                                                    -F25-


MPM TECHNOLOGIES, INC.                 NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington


NOTE 10 - ACCOUNTING FOR INCOME TAXES

The implementation of FAS 109 is not expected to have a material effect on the operations of the Company. The Company has operating loss carryovers of $3,041,100 to the year ended December 31, 1996. Currently, there are no temporary differences reported in the financial statements. These net operating losses will commence to expire in 2001. The company has not recorded a deferred tax asset for Net Operating Loss carryovers because of the uncertainty of any future taxable income.












































                                                                    -F26-











                                               Spokane, Washington



Board of Directors
MPM TECHNOLOGIES, INC.
Spokane, Washington


In connection with my audit of the consolidated financial statements of MPM TECHNOLOGIES, INC. and Subsidiaries referred to in my report dated July 15, 1996, which is included in Part II of this form, I have also audited Schedules IV, V, and VI for the years ended December 31, 1995. In my opinion, these schedules present fairly the information required to be set forth therein.



Terrence J. Dunne
Certified Public Accountant

July 15, 1996





























                                                                    -F27-


           MPM TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

                                Schedule V
                      Property, Plant, and Equipment
                  Years Ending December 31, 1995 and 1994


       Col. A           Col. B        Col. C       Col. D      Col. E    Col. F

                      Balance at                                       Balance
                      Beginning     Additions                           at End
   Classification      of Year      at Cost(1)   Retirements   Other    of Year
- -------------------  -----------   -----------  ------------  -------- --------


1995:

Land                   70,000          -0-            -0-       -0-     70,000
Buildings &
   Improvements       133,005          -0-            -0-       -0-    133,005
Mill Machinery        289,063          -0-            -0-       -0-    289,063
Vehicles & Equipment  110,615        3,500            -0-       -0-    114,115
Leasehold
   Improvements        47,311          -0-         47,311       -0-        -0-
Software                3,258          -0-            -0-       -0-      3,258
                     -----------   -----------  ------------  -------- --------
                      653,252        3,500         47,311       -0-    609,441
                     ===========   ===========  ============  ======== ========

1994:

Land                   70,000          -0-            -0-       -0-     70,000
Buildings &
   Improvements       133,005          -0-            -0-       -0-    133,005
Mill Machinery        289,063          -0-            -0-       -0-    289,063
Vehicles & Equipment  335,494          -0-        224,879       -0-    110,615
Leasehold
   Improvements        47,311          -0-            -0-       -0-     47,311
Software                3,258          -0-            -0-       -0-      3,258
                     -----------   -----------  ------------  -------- --------
                      878,131          -0-        224,879       -0-    653,252
                     ===========   ===========  ============  ======== ========




(1) Includes Land at $70,000, Buildings and Improvements at $133,005, Mill Machinery at $289,063, and Vehicles and Equipment at $95,119 acquired from MADD Exploration, a related party, in exchange for 761,548 shares of the company's previously unissued common stock and the assumption of debt of $23,762.









                                                                    -F28-


           MPM TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

                                Schedule VI
Accumulated Depreciation and Amortization of Property, Plant, and Equipment
                  Years Ending December 31, 1995 and 1994




       Col. A           Col. B        Col. C       Col. D      Col. E    Col. F

                                    Additions
                      Balance at    Charged to                          Balance
                      Beginning     Costs and                            At End
     Description       of Year       Expenses    Retirements   Other    of Year
- ------------------   ------------  ------------ ------------- ------- ---------

1995:

Buildings and
   Improvements        38,920        1,480            -0-       -0-     40,400
Mill Machinery        183,007        4,630            -0-       -0-    187,637
Vehicles & Equipment   96,263        4,557            -0-       -0-    100,820
Leasehold
   Improvements        47,311          -0-         47,311       -0-        -0-
Software                3,260          -0-            -0-       -0-      3,260
                    ------------  ------------ ------------- ------- ----------
                      368,761       10,667         47,311       -0-    332,117
                    ============  ============ ============= ======= ==========

1994:

Buildings and
   Improvements        37,440        1,480            -0-       -0-     38,920
Mill Machinery        176,138        6,869            -0-       -0-    183,007
Vehicles & Equipment  226,502        4,557        134,796       -0-     96,263
Leasehold
   Improvements        43,956        6,710          3,355       -0-     47,311
Software                3,260          -0-            -0-       -0-      3,260
                    ------------  ------------ ------------- ------- ----------
                      487,296       19,616        138,151       -0-    368,761
                    ============  ============ ============= ======= ==========

















                                                                    -F29-


Item 9. Changes in and disagreements with accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosures during 1995.

On April 10, 1996, our previous auditors (Robert Moe & Associates, P.S.) informed us by letter that they would not be able to audit the financial statements for the year end December 31, 1995. In their letter, they indicated they did not have the time to do the audit. In a subsequent conference they told us that were eliminating SEC work from their practice. Their letter indicated they had no disagreements, and that they would cooperate with a new auditor, and they knew of no reason why a new auditor should not accept the engagement to audit the financial statements.

                              PART III

Item 10. Directors and Executive Officers of the Registrant

  a)  Identification of Directors
                                                       FIRST ELECTED
      NAME            AGE      POSITION                DIRECTOR

Charles A. Romberg     47   President/Director         4/25/1985
Richard E. Appleby     56   Vice President/Director    4/25/1985
Myron Katz             65   Vice President/Director    4/25/1985
Daniel D. Smozanek     70   Treasurer/Director         4/25/1985
L. Craig Cary Smith    46   Director                   4/25/1985
Charles C. Goddard     70   Director                   1/20/1986
Alfred J. Luciano      65   Director                   6/19/1992

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

  b)  Identification of Executive Officers.

      NAME            AGE      POSITION               OFFICER SINCE

Charles A. Romberg    47    President/Director          4/25/1985
Richard E. Appleby    57    Vice President/Director     4/25/1985
Myron Katz            65    Vice President/Director     4/25/1985
Daniel D. Smozanek    70    Treasurer/Director          4/25/1985
Robert D. Little      46    Secretary                   1/03/1991

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

  c)   Identification of Certain Significant Employees.

As of December 31, 1995, the Company had no employees; however, the Company is presently dependent upon the services of its principal officers and directors.
 In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

  d)   Family Relations

There are no family relationships, whether by blood, marriage, or adoption, between any executives and directors.

e)  Business Experience

    (1)  Background

Charles A. Romberg, is President and Director of the Company. Mr. Romberg is a graduate of Linfield College where he received a Bachelor of Science Degree in Economics and Business Administration. He was elected President of MPM Technologies Inc. in 1990. Mr. Romberg has been the President of Andre-Romberg Insurance Brokerage since 1980. His responsibilities include the overall management of a company generating annual sales in excess of $14 million. Over the past 20 years, Mr. Romberg has worked with numerous clients restructuring existing businesses and organizing and launching new ventures. Mr. Romberg resides in Spokane, Washington.

Richard E. Appleby, is Vice President and Director of the Company. He attended post graduate courses at Rutger in Landscape Design, Landscape Maintenance, Landscape Construction and Pesticide Application. From 1957 to 1973, Mr. Appleby was Superintendent and Manager of A-L Services and for Farm Harvesting Co., constructing all types of site development and landscape construction projects. From 1973 to 1980, he was Vice President of A-L Services. Since 1980, he has been President of A-L Services. Mr. Appleby resides in Mendham, New Jersey.

Myron Katz, is Vice President and Director of the Company. He received his Bachelor of Science Degree in Merchandising from Fairleigh Dickinson University in 1952 and graduated from Lewis Hotel School in 1953. Mr. Katz has over 30 years diversified administrative and managerial experience. He is the past President of Central Credit Clearing Bureau in Newark and East Orange, New Jersey. Mr. Katz is currently a private consultant facilitating various business ventures. Mr. Katz resides in Lake Hopatcong, New Jersey.

Daniel D. Smozanek, is Treasurer and Director of the Company. From 1947 to 1972, Mr. Smozanek was owner and President of Spring House Tree Service in Summit, New Jersey. He has been involved in extensive real estate and land development in New Jersey, Montana and Florida. From 1972 to 1980, he was a partner in land development and real estate sales in the Eureka, Montana area.
 During this time, he was also a partner in the exploration of 29 silver and copper mining claims in the Flathead National Forest. Mr. Smozanek resides in Port St. Lucie, Florida.

Robert D. Little, is Secretary of the Company. He is a graduate of Central Washington University with a Bachelor of Arts Degree in Sociology; the University of Washington in Education and completed advanced courses in Management and Curriculum at Seattle University. From 1975 to 1985, he was the founder and Director of Education of the Meridian School in Seattle, Washington. From 1985 to the present, Mr. Little as been Operations Manager for the Company and became Secretary of the Company in 1991. Mr. Little has been the owner of R. D. Little Company which specializes in assisting small public companies with shareholder and investor relations from 1985 to the present. Mr. Little resides in Spokane, Washington.

L. Craig Cary Smith, is a Director of the Company. Mr. Smith graduated from Gonzaga Law School in 1981 and was admitted to the Washington State Bar that same year. From 1974 to 1976, he was involved with the U.S. Department of Interior and U.S. Department of Fish and Wildlife as a surveyor and Graduate Student. From 1981 to the present, Mr. Smith has been a partner in general practice at Smith and Hemingway in Spokane, Washington. Mr. Smith resides in Spokane, Washington.

Charles C. Goddard, III, is a Director of the Company. He received his Bachelor of Science Degree in Geology from Montana University. Mr. Goddard has also attended Montana School of Mines (Mining), University of Arizona (Geology), University of British Columbia (Geochemistry), Washington State University (Metallurgy), and U.C.L.A. (Engineering Management). From 1947 to 1951, he was a Geologist for The Anaconda Company. From 1951 to 1964, he was employed as Senior Geologist by Bear Creek Mining Company (Kennecott Copper Corp.) From 1964 to 1966, Mr. Goddard was Senior Geologist for Union Carbide Corporation, Mining and Metals Division. He was the Exploration Manager for Cyprus Mines, 1966-1970. From 1972 to 1983, he was Regional and Senior Staff Geologist for Union Carbide Corporation. From 1983 to the present, he has been active as a private consultant. From 1987 to the present, Mr. Goddard has been Vice President of Treasure State Mining, Inc. Mr. Goddard lives in Stevensville, Montana.

Alfred J. Luciano, is a director of the Company. Mr. Luciano was Founder and President of Farm Harvesting Company from 1950 to 1978. From 1960 to 1979, Mr. Luciano was Founder and President of A-L Services maintaining corporate sites including Allied Chemical;, Exxon Research, Sandoz, Inc., Interpace, Warner Chilcott, and the Mennen Co. He is past President of the Associated Independent Contractors of the State of New Jersey and Co-Founder and Director of First Morris Bank in Morristown, New Jersey. From 1973 to the present, Mr. Luciano has been engaged in ranching, contracting and sub-dividing property in Lincoln County, Montana. From 1978 to 1980, he was engaged in developing a copper and silver deposit in Hungry Horse, Montana. From 1981 to 1986, he was engaged in developing the Emory Mine property in Powell County, Montana. From 1985 to until his resignation in 1990 Mr. Luciano was President of Montana Precision Mining, Ltd. From 1990 to the present he has been Senior Manager of Operations and Development of the Skygas Process.



(2)  Directorships

None of the directors of the Company are directors of other companies with securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such act or any company registered under the Investment Company Act of 1940.

f)   Involvement in Certain Legal Proceedings.

     Not Applicable

g)   Promoter and Control Persons.

     Not Applicable

Item 11.  Executive Compensation

  The following table shows the remuneration of officers and directors in excess of $100,000 in 1995, 1994 and 1993.

                                              SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation

                         Annual Compensation           Awards                   Payouts
Name and
Principal                                Other        Stock         Options     LTIP         All Other
Position            Year Salary Bonus(s) Compensation Awards(s)($)  SARs($)     Payout(s)($) Compensation($)
                    ----------- -------- ------------ ------------- ----------- ------------ --------------

Charles A. Romberg
President           1995
                    1994
                    1993                                                                      403,000


Robert D. Little
Secretary           1995
                    1994
                    1993                                                                      403,000

L. Craig Cary Smith
                    1995
                    1994
                    1993                                                                      403,000




                                              Option Grants In 1995 Fiscal Year

                                                      Individual Grants

                                           % of Total Options/SARs
                                                                     Exercise or                   Market Price on
Name                Options/SARs Granted   in Fiscal Year 1995       Base Price ($/Sh)    Date of Grant       Expiration Date
- -----------------------------------------------------------------------------------------------------------------------------


                                                           NONE







                                              Aggregated Option/SAR Exercises in Last Fiscal Year
                                                           and FY-End Option/SAR Values

                                                                                                                 Unexercised In
                                                                                                                 the-Money
                                                                                                                 Options/SARs
                                                                                                                 at FYE ($)
                                                                              Number of unexercised Options/SARs Exercisable/
Name                Shares Acquired on Exercise #  Value Realized   FYE 1995    Exercisable/Unexercisable        Unexercisable
- ------------------- -----------------------------  ---------------  --------- ---------------------------------- --------------

Charles A. Romberg                                                                   313,000 Exercisable           $ 234,750
President/Director                                                                                                 Exercisable

Robert D. Little                                                                     293,000 Exercisable           $ 219,750
Secretary                                                                                                          Exercisable

L. Craig Cary
Smith                                                                                353,000 Exercisable           $ 264,750
Director                                                                                                           Exercisable


    a) Current Remuneration.

None of the officers or directors is compensated for their services as an officer or director. Each is reimbursed for out-of-pocket expenses incurred on Company business.

    b) Proposed Remuneration.

It is not contemplated that any salaries will be paid unless, and until such time as, the Company may require full time commitments from any officer or director.

    c) Incentive and Compensation Plans and Arrangements.

The Company has no retirement, profit sharing, pension, or insurance plans covering its officers and directors. No advances have been made, nor are any contemplated, by the Company to any of its officers or directors.

The shareholders of the Company, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of the Company. The purpose of the option plan is to promote the interests of the Company and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in the Company's business and an increased personal interest in this continued success and progress.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    a) Security Ownership of Certain Beneficial Owners.

Other than as set forth in Part b. of this Item, Security Ownership of Management, no person or group was known by the Registrant to own more than five percent of the Company's common stock.

    b) Security Ownership of Management as of February 15, 1996

The following table sets forth, as of February 15, 1996 the amount and percentage of the Common Stock of the Company, which according to the information supplied to the Company, is beneficially owned by management, including officers and directors of the Company. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

 Title of   Name of                Amount and Nature of    Percent
 Class      Beneficial Owner       Beneficial Ownership     of Class
- ----------  --------------------  ----------------------  -----------
 Common     Charles A. Romberg        64,500  [1] [8]         0.50
 Common     Richard E. Appleby       825,345  [2]             6.45
 Common     Myron Katz               841,991  [3]             6.58
 Common     Robert D. Little          10,000  [4] [8]         0.08
 Common     Daniel D. Smozanek     1,089,063  [5]             8.51
 Common     L. Craig Cary Smith       17,000  [6] [8]         0.13
 Common     Charles C. Goddard        20,000                  0.16
 Common     Alfred J. Luciano        994,308  [7]             7.77

[1] Does not include 1,000 shares (0.007%) of the Company's outstanding common stock owned by the wife, children and parents of Mr. Romberg, with respect to which he declines beneficial ownership.

[2] Does not include 638,010 shares (4.98%) of the Company's outstanding common stock owned by the wife and children and siblings of Mr. Appleby, with respect to which he declines beneficial ownership.

[3] Does not include 180,520 shares (1.41%) of the Company's outstanding common stock owned by the wife and children of Mr. Katz, with respect to which he declines beneficial ownership.

[4] Does not include 22,500 shares (0.17%) of the Company's outstanding common stock owned by a parent, children and siblings of Mr. Little, with respect to which he declines beneficial ownership.

[5] Does not include 207,207 shares (1.61%) of the Company's outstanding common stock owned by the wife, children, grandchildren and siblings of Mr. Smozanek, with respect to which he declines beneficial ownership.

[6] Does not include 3,050 shares (0.02%) of the Company's outstanding common stock owned by the parents and children of Mr. Smith, with respect to which he declines beneficial ownership.

[7] Does not include 585,668 shares (4.57%) of the Company's outstanding common stock owned by the children, siblings and grandchildren of Mr. Luciano, with respect to which he declines beneficial ownership.

[8] Does not include options for the purchase of shares of the Company's common stock. On January 2, 1992 stock options for 403,000 shares of common stock were each granted to Charles A. Romberg and L. Craig Cary Smith. On April 9, 1992, stock options for 403,000 shares of common stock were granted to Robert
D. Little. As of December 31, 1994, no other options had been granted. During 1995, no options were exercised. Options available for exercise as of December 31, 1995 for Messrs Romberg, Smith and Little are 313,000; 353,000; and 293,000, respectively.

  c.)  Changes in Control.

There are no contractual arrangements of any kind, known to the Company, which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

   a.)  Transactions with Management and Others.

No Officers or Directors of the Company, or nominees for election as Director, or beneficial owners of more than five percent of the Company's voting stock, or members of their immediate families had any material transactions with the Company other than as set forth in part b. of this item.

   b.)  Certain Business Relationships.

The Company entered into several transactions with MADD Exploration, a Montana partnership. Certain officers and directors of the Company, were the partners in MADD Exploration namely Richard Appleby, Vice President and Director; Myron Katz, Vice President and Director; Daniel Smozanek, Treasurer and Director and Alfred J. Luciano, Director. On April 25, 1985, the shareholders of the

Company approved the acquisition of 50% of the interest owned by the partners of MADD Exploration in certain mining claims and leases located in the Emory Mining District of Powell County, Montana, by the issuance of 4,616,252 shares of the Company's previously unissued common stock. At that time, the Company also granted the partners an option to transfer an additional 42% of their interest in those claims and leases to the Company in exchange for 2,800,000 additional shares of the Company's previously unissued common stock. On January 20, 1986, the partners exercised their option. The properties and their basis are as follows:

 Patented Mining Claims

The Company acquired 92% of the mineral interests in five (5) patented claims, referred to as the Emory Group, owned by the partners of MADD Exploration. The Company's interest is recorded at cost to the partners of MADD Exploration.

Mining Leases

The Company acquired interests ranging from 48% to 92% of the total mineral interest in seventeen (17) leases from MADD Exploration; these leases were recorded at a nominal value of $10 per lease.

Additionally, the Company has had to rely on the resources and abilities of the four principal shareholders, who are also Officers and Directors of the Company, to make loans to the Company. These loans have enabled the Company to continue its location and staking of claims as well as geological work on a limited basis. These individuals are: Richard Appleby, Vice President/Director; Myron Katz, Vice President/Director; Daniel Smozanek, Treasurer/Director; and Alfred Luciano, Director.

The Company has a contract with R. D. Little Co. to provide shareholder and investor relations services. R. D. Little Co. is owned by Robert D. Little, Secretary of the Company. During the period from January 1, 1995 through December 31, 1995, total costs for services was $41,350.

It is the opinion of management of the Company that the amount and terms for leases and services from affiliates are comparable to those which might be obtained from unaffiliated parties.



       c)  Other Information

       None





        THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
 Form 8-K

a)   The following documents are filed as part of this report:

     (1) All financial statements

       Consolidated Financial Statements

     (2) Those Financial Statement Schedules required to be filed by
       Item 8 of Form 10-K and paragraph (d) of Item 14 of Form
       10-KSB to be filed by amendment
                                                                    Page

Schedule I     Marketable Securities - Other Investments             N/A

Schedule II    Amounts Receivable from Related Parties
               and Underwriters, Promoters, and
               Employees Other than Related Parties                   [1]

Schedule III   Condensed Financial Information of
               Registrant                                            N/A

Schedule IV    Indebtedness of and to Related
               Parties - Not Current                                 N/A

Schedule V     Property, Plant and Equipment                          43

Schedule VI    Accumulated Depreciation, Depletion,
               and Amortization of Property, Plant
               and Equipment                                          44

Schedule VII   Guarantees of Securities of Other Issuers             N/A

Schedule VIII  Valuation and Qualifying Accounts                     N/A

Schedule IX    Short-Term Borrowing                                  N/A

Schedule X     Supplementary Income Statement Information            N/A

Schedule XI    Real Estate and Accumulated Depreciation              N/A

Schedule XII   Mortgage Loans on Real Estate                         N/A

Schedule XIII  Other Investments                                     N/A

Schedule XIV   Supplemental Information Concerning
               Property-Casualty Insurance Operations                N/A

 Substantially equivalent information is provided in
     Note 2 to the Financial Statements
 Those exhibits required to be filed by Item 601 of Regulation S-K and paragraph c of Item 15 of Form 10-K.
    (Exhibits are numbered in accordance with Item 601(b) of Regulation S-K.)

     Exhibits                                         Page

     (3)  Articles of Incorporation and                  *
          By-laws Filed as Exhibit 3 to
          Form 10 Registration Statement
          No. 0-14910 filed October 21, 1986,
          and incorporated herein by reference.

     (4)  Instruments defining the rights of           N/A
          security holders (Refer to Articles
          IV, VII, VIII, and IX of the articles
          of incorporation and to the bylaws of
          the corporation.)

     (9)  Voting Trust Agreement (Refer to Article     N/A
          VII of the Articles of Incorporation.)

     (10) Material Contracts:                          N/A

     (11) Statement re Computation of Per Share        N/A
          Earnings (Refer to Note 1 to the Attached
          Financial Statements Dated December 31,
          1995)

     (12) Statement re Computation of Ratios           N/A

     (13) Annual Report to Security Holders            N/A

          1. Annual Report to Stockholders, for the year ended December 31, 1995 has not yet been prepared. The report will be filed as a supplement to this Form 10-KSB.

     (18)  Letter re Change in Accounting Principles   N/A

     (19)  Previously Unfiled Documents                N/A

     (22)  Subsidiaries of The Registrant              N/A

     (24)  Consents of Experts and Counsel
           1.  Consent of Terrence J. Dunne,
               Certified Public Accountant              45

     (25)  Power of Attorney                           N/A

     (27)  Financial Data Schedule                    EX-27

     (28)  Additional Exhibits:

           1. Glossary                                   *
     (29)  Information From Reports  Furnished
           to State Insurance Regulatory Authorities   N/A
    ---------------------------------------------------------------
 * Reference is made to the full text of such Exhibits contained in Form 10 as filed with the Securities and Exchange Commission, Washington, D.C., and which are incorporated by reference herein. Copies of the completed Form 10 can be obtained from the Securities and Exchange Commission or from the Company.

b)   Reports on form 8-K:

On July 21, 1995 the Company announced it had purchased 7.21% additional interest in the NuPower Partnership bringing its total interest in the partnership to 58.21%.

On August 22, 1995 the Company announced that effective August 24, 1995 the name of the Company would be changed to MPM Technologies Inc.

c)   Exhibits:

Those exhibits required to be filed by item 601(a) of Regulation S-K follow on the next page.


d)   Financial Statement Schedules:

Those Financial Statement Schedules required to be filed under Rule 5-04 and
Article 12 of Regulation S-X , together with the accountants report thereon, follow on the next page.






        THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               MONTANA PRECISION MINING, LTD.


               By: /s/Charles A. Romberg
                  --------------------------------

               Title:            President
                      ------------------------------
Date: 4/11/96
     ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                        Title                  Date


/s/Charles A. Romberg                Officer/Director        4/11/96
- ------------------------------------
  Charles A. Romberg

/s/Richard Appleby                   Officer/Director        4/11/96
- ------------------------------------
  Richard Appleby

/s/Myron Katz                        Officer/Director        4/11/96
- ------------------------------------
  Myron Katz

/s/Daniel Smozanek                   Officer/Director        4/11/96
- ------------------------------------
  Daniel Smozanek

/s/L. Craig Cary Smith               Director                4/11/96
- ------------------------------------
  L. Craig Cary Smith

/s/Charles C. Goddard                Director                4/11/96
- ------------------------------------
  Charles C. Goddard

/s/Alfred J. Luciano                 Director                4/11/96
- ------------------------------------
  Alfred J. Luciano