Form 10QSB
period 1996-06-30
MPM TECHNOLOGIES INC
filed 1996-08-15
CIK 799268

FORM 10-QSB


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1996    Commission File Number: 0-14910


                      MPM TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)


           Washington                            81-0436060
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)



    222 West Mission, Suite 30
         Spokane, Wa                              99201-2347
     (Address of principal                        (Zip Code)
       executive offices)


Registrant's telephone number, including area code: (509) 326-3443


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes   ( ) No


As of August 15, 1996, the registrant had outstanding 13,022,376 shares of common stock which is the registrant's only class of stock.













                  This Report contains 19 pages.




                  PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     Financial Statements Follow on the Next Page

                      MPM TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                   (a Development Stage Company)
                        Spokane, Washington






                       Financial Statements
                June 30, 1996 And December 31, 1995

MPM TECHNOLOGIES, INC.              Consolidated Balance Sheet As
AND SUBSIDIARIES                    Of June  30, 1996 And December
(a Development Stage Company)       31, 1995
Spokane, Washington

                             UNAUDITED
                              ASSETS
                                         June            December
                                       30, 1996          31, 1995
                                    ------------      ------------

CURRENT ASSETS:
 Cash (Note 2)                      $   160,286       $   138,675
 Prepaid Insurance                        3,046             6,094
 Receivables                             21,861            25,440
                                    ------------      ------------

    Total Current Assets                185,193           170,209
                                    ------------      ------------

PROPERTY, PLANT, & EQUIPMENT (Note 2):
 Land                                    70,000            70,000
 Mining Claims (Note 3)                  48,600            48,600
 Mining Leases (Note 3)                   5,437             5,437
 Buildings                              133,005           133,005
 Mill Machinery                         289,063           289,063
 Vehicles & Equipment                   117,633           114,115
Leasehold Improvements                       -0-               -0-
 Software                                 3,258             3,258
                                    ------------      ------------

    Total Property, Plant &
    Equipment                           666,996           663,478

      Less Accumulated Depreciation
    And Amortization                   (337,588)         (332,117)
                                    ------------      ------------

    Net Property, Plant, &
    Equipment                           329,408           331,361
                                    ------------      ------------

OTHER ASSETS:
 Deferred Exploration and
    Development Costs (Note 1)        1,195,465         1,195,466
 Note Receivable                        275,000           275,000
 Licenses, Net of
    Amortization of $5,913 and
    $5,344 Respectively (Note 2)         28,175            28,745
 Advance Minimum Royalties (Note 2)      50,750            50,750
 Mineralized Material in Place
    (Note 3)                                 10                10
                                    ------------      ------------
    Total Other Assets                1,549,400         1,549,971
                                    ------------      ------------

TOTAL ASSETS                        $ 2,064,001       $ 2,051,541
                                    ============      ============



  The Accompanying Notes Are An Integral Part Of These Financial  Statements

MPM TECHNOLOGIES, INC.              Consolidated Balance Sheet As
AND SUBSIDIARIES                    Of June 30, 1996 And December
(a Development Stage Company)       31, 1995 (Continued)
Spokane, Washington

                             UNAUDITED
               LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June            December
                                       30, 1996          31, 1995
                                    ------------      ------------
CURRENT LIABILITIES:
 Accounts Payable                   $    14,355       $    14,356
 Notes Payable (Note 4)                 629,960           533,951
 Notes Payable to Related
    Parties (Note 4)                    314,766           314,765
 Interest Payable - Related
    Parties (Note 4)                    129,997           129,997
 Interest Payable                           506               -0-
                                    ------------      ------------

    Total Current Liabilities         1,089,584           993,069
                                    ------------      ------------

LONG-TERM DEBT: (Net of Current
 Portion)
 Notes Payable                              -0-               -0-
                                    ------------      ------------

    Total Long-Term Debt                    -0-               -0-
                                    ------------      ------------

    Total Liabilities                 1,089,584           993,069
                                    ------------      ------------

MINORITY INTEREST (Note 6):
 Minority Interest in
    Consolidated Entities             (705,367)         (687,185)
                                    ------------      ------------

COMMITTMENTS (Note 7)

STOCKHOLDERS' EQUITY:
 Common Stock, $0.001 Par Value,
    50,000,000 Shares Authorized,
    12,876,481 Shares, and
    12,842,176 Shares Outstanding
    June 30, 1996, and December 31,
    1995, Respectively (Notes 6 & 8)     12,876            12,842
 Additional Paid-in Capital           6,080,757         5,998,967
 Deficit Accumulated During
    The Exploration and
    Development Stage               (4,413,849)       (4,266,152)
                                    ------------      ------------

    Total Stockholders' Equity        1,679,784         1,745,657
                                    ------------      ------------

TOTAL LIABILITIES, MINORITY
 INTEREST, AND STOCKHOLDERS'
 EQUITY                             $ 2,064,001       $ 2,051,541
                                    ============      ============




  The Accompanying Notes Are An Integral Part Of These Financial  Statements

MPM TECHNOLOGIES, INC.             Consolidated Statement Of Income
AND SUBSIDIARIES                   (Loss) For The Quarters Ended
(a Development Stage Company)      June 30, 1996 And 1995, The Six
Spokane, Washington                Months Periods Ended June 30,
                                  1996 And 1995, And From Inception
                                   (May 1, 1983) To Date

                             UNAUDITED
                                                Quarter Ended             Six Months Ended Inception
                                                   June 30,                    June 30,       To
                                         1996        1995         1996           1995         Date
                                     -----------------------------------    ----------   ------------
REVENUE:
  Management Fees-Related Party      $    -0-  $      -0-    $     -0-      $     -0-    $    77,000
  Gain on Sale of Equipment               -0-         -0-          -0-            -0-        200,147
                                     --------- ------------- -----------    ----------   ------------
     Total Revenues                       -0-         -0-          -0-            -0-        277,147
                                     --------- ------------- -----------    ----------   ------------

EXPENSES:
  Bank Charges                             27          12           27             20          2,771
  Contract Services                     4,795      18,000       22,795         36,000      1,317,919
  Depreciation and Amortization         2,940       3,100        6,040          6,200        528,392
  Donations                               250         -0-          250            -0-            250
  Dues and Subscriptions                  288         280          288            280         38,647
  Employee Benefits                       -0-         -0-          -0-            -0-          3,704
  Equipment Rentals                       -0-         -0-          -0-            -0-         24,056
  Exploration & Development               -0-         -0-          -0-            -0-        132,829
  Freight                                 -0-         -0-          -0-            -0-         10,553
  Insurance                             3,047         -0-        5,923          2,876        133,698
  Legal and Accounting                 23,345      13,307       33,550         20,431        337,320
  Licenses, Taxes, and Fees            36,320     (3,821)       40,660            263        187,928
  Mine Lease Expense                    3,600         -0-        3,600            -0-          3,600
  Miscellaneous                       (3,000)         847          -0-          5,167        112,133
  Office Expense and Postage            4,941       7,489        7,657          9,734        184,373
  Professional Services               (8,900)      17,033       18,000         29,933      1,018,546
  Public Relations and Finders Fee        -0-         -0-          -0-            -0-         72,763
  Rent - Office                         2,000         -0-        3,140            -0-        167,078
  Repairs and Maintenance                 -0-         -0-          -0-            -0-         51,658
  Research and Development                -0-         -0-          -0-            -0-        447,111
  Reimbursed Expenses                (10,833)     (8,474)     (20,721)       (11,103)      (468,873)
  Telephone and Utilities                 473         469          847          1,135         55,639
  Transfer Fees and Costs                 451         464          819          1,280         36,933
  Travel and Entertainment              9,891       1,953       16,251          4,004        250,283
  Watchman                              1,080         550        1,380            950         32,012
                                     --------- ------------- -----------    ----------   ------------

     Total Expenses                    70,715      51,209      140,506        107,170      4,681,323
                                     --------- ------------- -----------    ----------   ------------

INCOME (LOSS) BEFORE NON-OPERATING
  ITEMS                              (70,715)    (51,209)    (140,506)      (107,170)    (4,404,176)
                                     --------- ------------- -----------    ----------   ------------

NON-OPERATING INCOME (EXPENSE):
  Interest Income                         965          66        1,494            291         34,786
  Interest (Expense)                 (13,377)    (18,536)     (26,867)       (37,199)    (1,059,538)
  Forgiveness of Debt By Related
   Parties                                -0-         -0-          -0-            -0-        101,509
  Gain On Sale of Securities              -0-         -0-          -0-            -0-          6,160
  Other                                   -0-         -0-          -0-            -0-         42,965
                                     --------- ------------- -----------    ----------   ------------
     Total Non-Operating
      Income (Loss)                  (12,412)    (18,470)     (25,373)       (36,908)      (874,118)
                                     --------- ------------- -----------    ----------   ------------
INCOME (LOSS) BEFORE TAXES
  AND SUBSIDIARY LOSS                (83,127)    (69,679)    (165,879)      (144,078)    (5,278,294)

  Minority Interest In Subsidiary
   Loss                                 9,643       9,887        18,182        17,297        877,629
  Equity in Loss of Unconsolidated
     Subsidiary                           -0-         -0-          -0-            -0-       (12,416)
  Income Taxes                            -0-         -0-          -0-            -0-          (768)
                                     --------- ------------- -----------    ----------   ------------

NET INCOME (LOSS)                   $(73,484) $  (59,792)   $(147,697)     $(126,781)   $(4,413,849)
                                     ========= ============= ===========    ==========   ============
NET INCOME (LOSS) PER SHARE (Note2) $  (0.01) $    (0.01)   $   (0.01)     $   (0.02)
                                     ========= ============= ===========    ==========   ============


The Accompanying Notes Are An Integral Part Of These Financial Statements

MPM TECHNOLOGIES, INC.            Consolidated Statement Of
AND SUBSIDIARIES                  Stockholders' Equity For The
(a Development Stage Company)     Period From Inception (May 1,
Spokane, Washington               1983) To June 30, 1996
                                 UNAUDITED

                                                                                        Deficit
                                                                                    Accumulated
                                                  Additional                             During
                                 Common Stock        Paid-In      Treasury Stock    Exploratory
                              Shares     Amount      Capital     Shares    Amount         Stage        Total
                         ----------- ----------- ----------- ---------- ---------- ------------  ------------
Balances, May 1,
   1983                         -0-  $       -0- $       -0-        -0- $      -0- $       -0-   $       -0-
Stock Issued for
  Cash, July 1983,
  $0.01 Per Share           400,000        4,000         -0-        -0-        -0-         -0-         4,000
Stock Issued for
  Mining Claims and
  Leases, April 1985
  and January 1986,
  $0.015 Per Share       30,130,328      471,397         -0-        -0-        -0-         -0-       471,397
4:1 Reverse Stock
  Split (Note 1)       (22,897,746)          -0-         -0-        -0-        -0-         -0-           -0-
Change From No-Par
  To $0.001 Par                 -0-    (467,764)     467,764        -0-        -0-         -0-           -0-
                         ----------- ----------- ----------- ---------- ---------- ------------  ------------
Balances, December
  31, 1983                7,632,582        7,633     467,764        -0-        -0-         -0-       475,397

Stock Issued for
  Cash, March 1984,
  $0.08 Per Share           937,500          938      74,062        -0-        -0-         -0-        75,000
Costs of Offering               -0-          -0-     (9,081)        -0-        -0-         -0-       (9,081)
Net Income                      -0-          -0-         -0-        -0-        -0-       4,349         4,349
                         ----------- ----------- ----------- ---------- ---------- ------------  ------------
Balances, December
  31, 1984                8,570,082        8,571     532,745        -0-        -0-       4,349       545,665

Net (Loss)                      -0-          -0-         -0-        -0-        -0-   (115,602)     (115,602)
                         ----------- ----------- ----------- ---------- ---------- ------------  ------------
Balances, December
  31, 1985                8,570,082        8,571     532,745        -0-        -0-   (111,253)       430,063

Stock Issued for
  Cash, July 1986,
  $0.60 Per Share           705,211          705     422,415        -0-        -0-         -0-       423,120
Costs of Offering               -0-          -0-     (9,848)        -0-        -0-         -0-       (9,848)
Stock Issued for Cash
  December 1986:
  $0.60 per Share           166,667          167      99,833        -0-        -0-         -0-       100,000
  $1.00 per Share           100,000          100      99,900        -0-        -0-         -0-       100,000
Net (Loss)                      -0-          -0-         -0-        -0-        -0-   (133,173)     (133,173)
                         ----------- ----------- ----------- ---------- ---------- ------------  ------------
Balances, December
  31, 1986                9,541,960        9,543   1,145,045        -0-        -0-   (244,426)       910,162

Prior Period Adjust-
  ment (Note 9)                 -0-          -0-         -0-        -0-        -0-    (12,416)      (12,416)
                         ----------- ----------- ----------- ---------- ---------- ------------  ------------

Balances, December
  31, 1986 as
    Restated              9,541,960        9,543   1,145,045        -0-        -0-   (256,842)       897,746


                                (Continued)
 The Accompanying Notes Are An Integral Part Of These Financial Statements

MPM TECHNOLOGIES, INC.                    Consolidated Statement Of
AND SUBSIDIARIES                          Stockholders' Equity For The
(a Development Stage Company)             Period From Inception (May 1,
Spokane, Washington                       1983) To June 30, 1996
                                          (Continued)
                                                                                                Deficit
                                                                                            Accumulated
                                                     Additional                                  During
                                 Common Stock          Paid-In        Treasury Stock        Exploratory
                              Shares      Amount       Capital        Shares    Amount            Stage        Total
                          -----------   -----------   -----------    ---------- ----------  -------------  -------------

Balances, December
  31, 1986 as
    Restated               9,541,960         9,543     1,145,045           -0-         -0-      (256,842)        897,746
Stock Issued for:
  Services,February
    1987, $0.60 per
     Share                    21,784            22        13,048           -0-         -0-            -0-         13,070
  Services, March
    1987, $0.60 per
     Share                     6,660             6         3,990           -0-         -0-            -0-          3,996
  Cash, April-Sept 1987,
    $1.40 per Share          576,123           576       805,999           -0-         -0-            -0-        806,575
  Services, June 1987
    $1.40 per Share            3,699             4         5,175           -0-         -0-            -0-          5,179
  Buildings, Land,
    Equipment, Mining
    Leases, July 1987,
    $1.06 per Share          761,548           762       809,151           -0-         -0-            -0-        809,913
  Increased Partnership
    Interest, October 1,
    1987, $0.10 per
    Share (Note 2)           269,167           269      (45,367)           -0-         -0-            -0-       (45,098)
Treasury Stock
  Acquired                       -0-           -0-           -0-     (237,900)         -0-            -0-            -0-
Net (Loss)                       -0-           -0-           -0-           -0-         -0-      (301,868)      (301,868)
                          -----------   -----------   -----------    ---------- ----------  -------------  -------------
Balances, December
  31, 1987                11,180,941   $    11,182  $  2,737,041     (237,900)  $      -0-   $  (558,710)    $ 2,189,513

Stock Issued for Services,
  February 1988, $1.40
     per share                   683             1           955           -0-         -0-            -0-            956
  September 1988, $1.50
     per share                   200           -0-           300           -0-         -0-            -0-            300
Sale of Treasury Stock           -0-           -0-         1,272        20,000         -0-            -0-          1,272
Net (Loss)                       -0-           -0-           -0-           -0-         -0-      (446,594)      (446,594)
                          -----------   -----------   -----------    ---------- ----------  -------------  -------------
Balances, December
  31, 1988                11,181,824        11,183     2,739,568     (217,900)         -0-    (1,005,304)      1,745,447
Stock Issued for:
  Assets, Sept 1989
   $0.90 per share             1,000             1           899           -0-         -0-            -0-            900
  Operating Expenses,
    May-Dec 1989               8,200             8         6,647           -0-         -0-            -0-          6,655
Net (Loss)                       -0-           -0-           -0-           -0-         -0-      (549,042)      (549,042)
                          -----------   -----------   -----------    ---------- ----------  -------------  -------------
Balances, December
  31, 1989                11,191,024        11,192     2,747,114     (217,900)         -0-    (1,554,346)      1,203,960


                                (Continued)


 The Accompanying Notes Are An Integral Part Of These Financial Statements

MPM TECHNOLOGIES, INC.                    Consolidated Statement Of
AND SUBSIDIARIES                          Stockholders' Equity For The
(a Development Stage Company)             Period From Inception (May 1,
Spokane, Washington                       1983) To June 30, 1996
                                          (Continued)
                                                                                                Deficit
                                                                                            Accumulated
                                                     Additional                                  During
                                 Common Stock          Paid-In       Treasury Stock        Exploratory
                              Shares      Amount       Capital       Shares     Amount            Stage        Total
                            -----------   ---------- -----------   ----------  ----------  -------------  -------------

Balances, December
  31, 1989                  11,191,024    $  11,192  $ 2,747,114   (217,900)     $    -0-  $(1,554,346)    $1,203,960
Stock Issued for:
  Services                                      -0-          -0-       1,000          -0-           -0-           -0-
  Operating Expenses,
      Jan. 1990 $0.47              200          -0-           94         -0-          -0-           -0-            94
      June 1990 $0.81           27,231           27       22,098         -0-          -0-           -0-        22,125
      Oct. 1990 $1.25            5,000            5        6,245         -0-          -0-           -0-         6,250
  Patents
      Oct. 1990 $1.25            8,000            8        9,992         -0-          -0-            -0        10,000
  Cash 4th Quarter
      $1.25 per share          188,456          189      235,319         -0-          -0-           -0-       235,508
Net (Loss)                         -0-          -0-          -0-         -0-          -0-     (515,868)     (515,868)
                            -----------   ---------- -----------   ----------  ----------  -------------  -------------
Balances, December
  31, 1990                  11,419,911       11,421    3,020,862   (216,900)          -0-   (2,070,214)       962,069

Stock Issued for:
  Cash 1st Quarter              16,500           16       20,609         -0-          -0-           -0-        20,625
  Operating Expenses,
      Sept. 1991 $1.00           1,000            1          999         -0-          -0-           -0-         1,000
      Oct. 1991 $0.905          10,000           10        9,040         -0-          -0-           -0-         9,050
  Recision of
      Treasury Stock
      2nd Quarter                  -0-          -0-          -0-     216,900          -0-           -0-           -0-
Contributed Capital
  From Directors                   -0-          -0-      208,036         -0-          -0-           -0-       208,036
Net (Loss)                         -0-          -0-          -0-         -0-          -0-     (383,578)     (383,578)
                            -----------   ---------- -----------   ----------  ----------  -------------  -------------
Balances, December
 31, 1991 11,447,411            11,448    3,259,546          -0-         -0-  (2,453,792)       817,202

 Stock Issued For:
  Reduction of Debt             50,262           50       26,338         -0-          -0-           -0-        26,388
      3rd Quarter
  Cash 4th Quarter              40,000           40        3,960         -0-          -0-           -0-         4,000
  Exercise of 1990
      Option                   435,912          436        (436)         -0-          -0-           -0-           -0-
  Options Granted
      For Services                 -0-          -0-      533,975         -0-          -0-           -0-       533,975
Contributed Capital
  From Directors                   -0-          -0-      467,290         -0-          -0-           -0-       467,290
Net (Loss)                         -0-          -0-          -0-         -0-          -0-     (817,804)     (817,804)
                            -----------   ---------- -----------   ----------  ----------  -------------  -------------
Balances, Dec.
  31, 1992                  11,973,585       11,974    4,290,673         -0-          -0-   (3,271,596)     1,031,051
Stock Issued for:
  Cash
      1st Qtr. $0.10            90,000           90        8,910         -0-          -0-           -0-         9,000
      2nd Qtr. $1.25             1,000            1        1,249         -0-          -0-           -0-         1,250
      3rd Qtr  $0.10            10,000           10          990         -0-          -0-           -0-         1,000

  Operating Expenses            10,000           10       12,690         -0-          -0-           -0-        12,700
  Exercise of
      1990 Options               2,000            2          (2)         -0-          -0-           -0-           -0-
  Contributed Capital
      From Directors               -0-          -0-      816,124         -0-          -0-           -0-       816,124
  Contributed Capital
      Other                        -0-          -0-        1,250         -0-          -0-           -0-         1,250
Net (Loss)                         -0-          -0-          -0-         -0-          -0-     (495,513)     (495,513)
                            -----------   ---------- -----------   ----------  ----------  -------------  -------------
Balances, December
  31, 1993                  12,086,585       12,087    5,131,884         -0-          -0-   (3,767,109)     1,376,862
                            -----------   ---------- -----------   ----------  ----------  -------------  -------------


(Continued)

 The Accompanying Notes Are An Integral Part Of These Financial Statements

MPM TECHNOLOGIES, INC.                    Consolidated Statement Of
AND SUBSIDIARIES                          Stockholders' Equity For The
(a Development Stage Company)             Period From Inception (May 1,
Spokane, Washington                       1983) To June 30, 1996
                                          (Continued)

                                                                                                Deficit
                                                                                            Accumulated
                                                     Additional                                  During
                                 Common Stock          Paid-In       Treasury Stock        Exploratory
                              Shares      Amount       Capital       Shares     Amount            Stage        Total
                           -----------   ----------- ------------  ----------- ----------  -------------  -------------
Balances, December
 31, 1993                  12,086,585    $   12,087   $ 5,131,884         -0-      -0-     $(3,767,109)    $ 1,376,862
Stock Issued For:
 Cash
     $0.97                     50,000            50        48,550         -0-      -0-              -0-         48,600
     $0.88                     30,000            30        26,430         -0-      -0-              -0-         26,460
     $0.97                     65,574            66        63,574         -0-      -0-              -0-         63,640
 Operating Expenses            12,800            13        39,987         -0-      -0-              -0-         40,000
 Prepaid Expenses              12,800            13        39,987         -0-      -0-              -0-         40,000
 Reduction of
     Debt                       8,380             8        29,992         -0-      -0-              -0-         30,000
 Operating Expenses             9,120             9        32,706         -0-      -0-              -0-         32,715

Options                       110,000           110        10,890         -0-      -0-              -0-         11,000
Contributed Capital
 From Directors                   -0-           -0-       176,108         -0-      -0-              -0-        176,108
Net (Loss)                        -0-           -0-           -0-         -0-      -0-        (227,991)      (227,991)
                           -----------   ----------- ------------  ----------- ----------  -------------  -------------
Balances, December
 31, 1994                  12,385,259        12,386     5,600,108         -0-       -0-     (3,995,100)      1,617,394
                           -----------   ----------- ------------  ----------- ----------  -------------  -------------

Contributed Capital
 From Directors                   -0-           -0-       190,752         -0-      -0-              -0-        190,752
Stock Issued for:
 Cash
     July $0.97                82,580            83        79,917         -0-      -0-              -0-         80,000
     Sept $0.87               115,077           115        99,885         -0-      -0-              -0-        100,000
     Oct  $0.95               159,260           159       151,804         -0-      -0-              -0-        151,963
Investment in
 NuPower                      100,000           100     (119,349)         -0-      -0-              -0-      (119,249)
Stock Registration
 Fees                             -0-           -0-       (4,151)         -0-      -0-              -0-        (4,151)
Net (Loss)                        -0-           -0-           -0-         -0-      -0-        (271,052)      (271,052)
                           -----------   ----------- ------------  ----------- ----------  -------------  -------------
Balances, December
 31, 1995                  12,842,176        12,843     5,998,966         -0-      -0-      (4,266,152)      1,745,657
                           -----------   ----------- ------------  ----------- ----------  -------------  -------------

Contributed Capital
 From Directors                   -0-           -0-        57,824         -0-      -0-              -0-         57,824
Stock Issued For:
 Reduction of
     Debt                      34,305            33        24,967         -0-      -0-              -0-         25,000
Stock Registration
 Fees                             -0-           -0-       (1,000)         -0-      -0-              -0-        (1,000)
Net (Loss) 6 Months
 Ended June 30, 1996              -0-           -0-           -0-         -0-      -0-        (147,697)      (147,697)
                           -----------   ----------- ------------  ----------- ----------  -------------  -------------
Balances, June
 30, 1996                  12,876,481    $   12,876  $  6,080,757   $     -0-  $   -0-     $(4,413,849)     $1,679,784
                           ===========   =========== ============  ==========  ==========  =============  -------------


 The Accompanying Notes Are An Integral Part Of These Financial Statements

MPM TECHNOLOGIES, INC.               Consolidated Statement Of Cash Flows
AND SUBSIDIARIES                     For The Six Month Periods Ended June
(a Development Stage Company)        30, 1996 And 1995 And From Inception
Spokane, Washington                  (May 1, 1983) To Date


                                 UNAUDITED
                                              Six Months Ended         Inception
                                                   June 30,                To
                                               1996        1995           Date
                                           -----------  ----------  --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                        $ (147,697)  $(126,781)   $ (4,413,849)
  Noncash Expenses, Revenues, Losses,
     and Gains Included in Income:
     Depreciation and Amortization               5,472       6,200         535,069
     Forgiveness of Debt                           -0-         -0-       (101,509)
     Minority                                 (18,182)    (17,297)       (865,211)
     Loss(Gain) on Sale of Equipment               -0-         -0-       (199,220)
     Stock Granted for Operating Expenses          -0-         -0-         154,090
     Stock Issued for Services                     -0-         -0-         533,975
     Accrued Interest Payable
         Converted to Debt                       1,014         -0-          57,645
     Net (Increase)/Decrease in:
         Accounts Receivable                     3,579       (552)         (9,759)
         Prepaid Insurance                       3,048         -0-         (3,045)
         Stock For Prepaid Expenses                -0-         -0-          40,000
     Net Increase/(Decrease) in:
         Accounts Payable                          -0-     (6,000)          17,330
         Interest Payable                          506     (6,571)         130,503
                                           -----------  ----------  --------------
         Net Cash Flows from
           Operating Activities              (152,260)   (151,001)     (4,123,981)
                                           -----------  ----------  --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to:
     Mining Claims                                 -0-         -0-        (10,728)
    Deferred Exploration and
         Development Costs                         -0-         -0-       (485,000)
     Property, Plant and Equipment             (3,518)         -0-       (302,973)
     Mining Leases                                 -0-         -0-         (5,330)
     Leasehold Improvements                        -0-         -0-         (9,357)
     Patents and Licenses                          570       (194)        (72,286)
     Deposits and Advance
         Minimum Royalties                         -0-        (44)        (52,591)
     Partnership Investment                        -0-         -0-          90,749
     Organization Costs                            -0-         -0-         (1,296)
  Proceeds from:
     Sale of Equipment                             -0-         -0-         296,876
     Redemption of Bonds and Deposits              -0-         -0-           4,933
  Loans Made                                       -0-         -0-       (395,456)
     Less Repayments                               -0-         -0-         108,354
                                           -----------  ----------  --------------
     Net Cash Used by
         Investing Activities                  (2,949)       (238)       (834,105)
                                           -----------  ----------  --------------


  (Continued)

  The Accompanying Notes Are An Integral Part of These Financial   Statements

MPM TECHNOLOGIES, INC.               Consolidated Statement Of Cash Flows
AND SUBSIDIARIES                     For The Six Month Periods Ended June
(a Development Stage Company)        30, 1996 And 1995 And From Inception
Spokane, Washington                  (May 1, 1983) To Date
                                                 (continued)

                                              Six Months Ended           Inception
                                                   June 30,                  To
                                               1996         1995            Date
                                         ------------ -------------  ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of Short-Term Debt             175,000        69,651        2,458,112
     Payments to Settle Debt                (80,005)      (98,883)      (1,689,992)
     Issuance of Long-Term Debt                  -0-           -0-          288,184
     Sale of Treasury Stock                      -0-           -0-            1,272
     Contributed Capital                      57,824       115,576        1,917,384
     Issuance of Common Stock                 24,000           -0-        2,143,412
                                          ----------- -------------  ---------------
        Net Cash Provided by
          Financing Activities               176,819        86,344        5,118,372
                                          ----------- -------------  ---------------

  Net Increase/(Decrease) in Cash             21,611      (64,895)          160,286
  Beginning Cash Balance                     138,675       102,322              -0-
                                          ----------- -------------  ---------------

  Ending Cash Balance                    $   160,286   $    37,427       $  160,286
                                          =========== =============  ===============

































 The Accompanying Notes Are An Integral Part of These Financial Statements

MPM TECHNOLOGIES, INC.                         NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(a Development Stage Company)
Spokane, Washington



NOTE  1 - UNAUDITED FINANCIAL STATEMENTS

      These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1995. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 1996 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1996.





        (The Remainder of This Page Intentionally Left Blank)

                                PART 1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)   Review of Operations
MINING
 The Company owns or controls 45 patented and unpatented lode claims amounting to approximately 750 acres in the heart of the historical Emery Mining District, Powell County, Montana. The 45 claims include: eight patented claims, and sixteen unpatented claims owned by the Company and eight patented claims and thirteen unpatented claims leased by the Company.

 To date the Company has expended over $1.3 million on exploration and development, lease payments and claims. Additionally, over $532,000 has been expended by the Company on buildings, mill machinery, vehicles and equipment. Management is currently negotiating with several mining companies for a joint venture to further explore and develop the properties.

WASTE-TO-ENERGY
 During the Second Quarter of 1996, the Company's venture partner USF Smogless moved forward with permitting, site evaluation and selection pursuant to the agreement entered with a consortium of European companies during the First Quarter of 1996. The agreement calls for utilization of the Skygas technology along with USF Smogless' proprietary Flotherm technology for the destruction of selected wastes and for the creating of fuel gas. The project is estimated to be in excess of $10 million of capital investment.

 The Company is currently in negotiations for other Skygas installations in Taiwan, South Korea, Thailand, China and Europe.

 The Skygas process is a two reactor system (primary and secondary) for the disposal of carbonaceous wastes by converting these wastes into a clean burning medium BTU fuel gas. In March of 1990, NuPower, a Montana general partnership, in which NuPower, Inc., a wholly owned subsidiary of MPM Technologies, Inc., owns a 58.21% interest, entered into an agreement with Smogless S.p.A., Milan, Italy, and Xytel Technologies, Inc., of Mt. Prospect, IL, for the purpose of commercializing the Skygas process. Smogless agreed to finance, engineer, build, test and operate a commercial demonstration facility. Xytel agreed to handle all promotional work, public relations, advertising and marketing of the process.

 During 1994, Smogless was purchased by United States Filter Corp. (NYSE: USF) and renamed USF Smogless. During the First Quarter of 1996, Xytel announced it had changed its name to Unitel Technologies, Inc. Percentage of interest in the Skygas Venture is as follows: NuPower -70%; USF Smogless - 15%; and Unitel Technologies, Inc. - 15%.

(b)   Liquidity
 During the Second Quarter of 1996, the sole source of revenue was from nominal interest on bank accounts. Funds for operations were provided by cash reserves, reimbursement of expenses from Unitel Technologies and USF Smogless and from the sale of company stock.

 During the Second Quarter, the Company entered into a Subordinated Convertible Term Note Agreement with Chesterton Trading Limited of London, England. The agreement allows Chesterton to convert $200,000 USD into common shares of the Company at a price per share dependent upon the price of the shares as reported on Nasdaq Stock Market during a five day period prior to conversion. The note has a term of three years and bears interest at 5% per annum. Additionally, the agreement entitles Chesterton to purchase up to 100,000 shares of common stock from the company at $1.00 per share.

(c)   Capital Resources
 The Company utilized funds received primarily for general operational expenses. Minimal activity was spent by the Company on the mining properties during the Second Quarter of 1996. Management is negotiating with various mining companies for a joint venture which would reduce mining expenses. Management believes that further development costs relating to the Skygas process will be minimal due to the venture now in place.

QUARTER ENDED 6/30/96 COMPARED TO QUARTER ENDED 6/30/95

Results of Operations

                           1996       1995       Inc/(Dec)   % of Change
                        ---------  -----------  -----------  -----------
Working Capital
(Deficit)               (904,391)  (1,071,846)    (167,455)      15.6
Total Operating
  Expenses                 70,715       51,209       19,506      38.1
Interest Expenses          13,377       18,536      (5,159)    (27.8)
Contract Services           4,795       18,000     (13,205)    (73.4)
Insurance                   3,047          -0-        3,047     100.0
Legal and Accounting       23,345       13,307       10,038      75.4
Office and Postage          4,941        7,489      (2,548)    (34.0)
Reimbursed Expenses        10,833        8,474        2,359      27.8
Travel and Entertainment    9,891        1,953        7,938     406.5
Net Income (Loss)        (73,484)      (59,792)    (13,692)    (22.9)

                               PART II

ITEM 1.    LEGAL PROCEEDINGS

   The Company knows of no litigation present, threatened or contemplated or unsatisfied judgement against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

ITEM 2.    CHANGES IN SECURITIES

   The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

   There are no senior securities issued by the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There was no submission of matters to a vote of security holders during the Second Quarter of 1996.

ITEM 5.    OTHER INFORMATION

   There is no other information to report under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits Required by Item 601 of Regulation S-K

                                                             Reference Form
        Exhibit Number                                            10-Q Page
                                                                     Number

        1.1     Plan of acquisition, reorganization,
                arrangement, liquidation or succession                  N/A

        2.1     Instruments defining the rights of security
                holders - Filed as Exhibit 3 to Form 10
                Registration Statement No. 0-14910 and
                incorporated herein by reference.                       N/A

        3.1     Statement re: Computation of Earnings
                per share                                               N/A

        4.1     Letter re: Unaudited Financial Statements               N/A

        5.1     Letter re: Change in Accounting Principle               N/A

        6.1     Previously unfiled documents                            N/A

        7.1     Report furnished to Security Holders                    N/A

        8.1     Published report regarding matters
                submitted to vote of security holders                   N/A

        9.1     Consent of Experts and Counsel                          N/A

        10.1    Powers of Attorney                                      N/A

        11.1    Additional Exhibits                                     N/A

        27      Financial Data Schedule                               EX-27




 b)Reports on Form 8-K

      On April 11, 1996, the Company announced it had received notification from independent auditor Robert Moe & Associates, P.S., that they would not be able to audit the Company's December 31, 1995, financial statement. A letter from Robert Moe & Associates, P.S., to the Company dated April 10, 1996, and one to the SEC dated April 11, 1996, declared that they were not aware of any information or facts that would impair the integrity of management of MPM Technologies, Inc., and that they have no disagreements with management to accounting principles, auditing procedures or similarly significant matters. The letter goes on to state that the reason for the change of auditors is that their firm has had a reduction and reassignment in staff.

 On May 8, 1996, the Company filed an 8-K/A, amending the 8-K filed on April 11, 1996. The Company stated that reports for years ended 1993 and 1994 by Robert Moe & Associates, P.S., independent auditor for the Company, did not contain an adverse opinion or disclaimer of opinion or modified as to uncertainty, audit scope, or accounting principles. In addition, during the Company's two most recent fiscal years and subsequent interim period proceeding dismissal by Robert Moe & Associates, P.S., there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         MPM TECHNOLOGIES, INC.


    8/14/96                              /s/Robert D. Little
- -----------------                     ------------------------------
     (Date)                             Robert D. Little
                                        Secretary