Form 10QSB
period 1996-09-30
MPM TECHNOLOGIES INC
filed 1996-11-19
CIK 799268

.

                                  FORM 10-QSB

                       SECURITIES AND EXCANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 1996       Commission File Number:  0-14910
                   ---------------------                             ----------

                            MPM TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

          Washington                                       81-0436060
  ---------------------------                          ---------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification Number)

   222 West Mission, Ste 30
   Spokane, WA                                             99201-2261
-------------------------                              ---------------------
    (Address of principal                                   (Zip Code)
     executive offices)

      Registrant's telephone number, including area code:  (509) 326-3443

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes   (  ) No

As of November 14, 1996, the registrant had outstanding 12,926,481 shares of common stock which is the registrant's only class of stock
























                                       .

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Financial Statements Follow on the Next Page

                            MPM TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                         (A Development Stage Company)
                              Spokane, Washington








                             Financial Statements
                   September 30, 1996, And December 31, 1995

MPM TECHNOLOGIES, INC.                  Consolidated Balance Sheet As Of
AND SUBSIDIARIES                        September 30, 1996, And December
(A Development Stage Company)           31, 1995
Spokane, Washington


UNAUDITED

ASSETS

                                       SEPTEMBER          DECEMBER
                                        30, 1996          31, 1995
                                     -------------     ------------
CURRENT ASSETS:
   Cash (Note 2)                     $    121,355      $   138,675
   Prepaid Insurance                        1,523            6,094
   Receivables                             31,594           25,440
                                     -------------     ------------


      Total Current Assets                154,472          170,209
                                     -------------     ------------


PROPERTY,PLANT & EQUIPMENT (Note 2):
   Land                                    70,000           70,000
   Mining Claims (Note 3)                  48,600           48,600
   Mining Leases (Note 3)                   5,437            5,437
   Buildings                              133,005          133,005
   Mill Machinery                         289,063          289,063
   Vehicles & Equipment                   117,633          114,115
   Leasehold Improvements                       0                0
   Software                                 3,258            3,258
                                     -------------     ------------


   Total Property, Plant & Equipment      666,996          663,478

       Less Accumulated Depreciation    (341,237)        (332,117)
         And Amortization            -------------     ------------



     Net Property, Plant & Equipment      325,759          331,361
                                     -------------     ------------


OTHER ASSETS:
   Deferred Exploration And             1,195,465        1,195,466
    Development  (Note 1)
   Note Receivable                        275,000          275,000
   Licenses, Net Of Amortization Of
    $6,247 and $5,344
    Respectively (Note 2)                  27,841           28,745
   Advance Minimum Royalties(Note 2)       50,750           50,750
   Mineralized Material In Place               10               10
   (Note 3)                          -------------     ------------

      Total Other Assets                1,549,066        1,549,971
                                     -------------     ------------
TOTAL ASSETS                         $  2,029,297      $ 2,051,541
                                     =============     ============


MPM TECHNOLOGIES, INC.                  Consolidated Balance Sheet As Of
AND SUBSIDIARIES                        September 30, 1996, And December
(A Development Stage Company)           31, 1995 (Continued)
Spokane, Washington

                                   UNAUDITED
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                       SEPTEMBER          DECEMBER
                                       30, 1996           31, 1995
                                     ---------------     --------------
CURRENT LIABILITIES:
   Accounts Payable                  $       14,356      $      14,356
   Notes Payable (Note 4)                   700,991            533,951
   Notes Payable To Related Parties         314,765            314,765
    (Note 4)
   Interest Payable -Related Parties        129,997            129,997
    (Note 4)
   Interest Payable                           3,063                  0
                                     ---------------     --------------


      Total Current Liabilities           1,163,172            993,069
                                     ---------------     --------------

LONG-TERM DEBT (Net Of Current
 Portion):
   Notes Payable                                  0                  0
                                     ---------------     --------------

      Total Long-Term Debt                        0                  0
                                     ---------------     --------------

      Total Liabilities                   1,163,172            993,069
                                     ---------------     --------------

MINORITY INTEREST (Note 6):
   Minority Interest In Consolidated      (712,382)          (687,185)
    Entities                         ---------------     --------------


COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
   Common Stock, $0.001 Par Value,
    50,000,000 Shares Authorized,
    12,926,481 Shares, And
    12,842,176 Shares Outstanding
    September, 30, 1996, And
    December 31, 1995, Respectively
    (Notes 6 & 8)                            12,926             12,842
   Additional Paid-In Capital             6,082,409          5,998,967
   Deficit Accumulated During The
    Exploration And Development
    Stage                               (4,516,828)        (4,266,152)
                                     ---------------     --------------

      Total Stockholders' Equity          1,578,507          1,745,657
                                     ---------------     --------------

TOTAL LIABILITIES, MINORITY INTEREST
   AND STOCKHOLDERS' EQUITY          $    2,029,297      $   2,051,541
                                     ===============     ==============

MPM TECHNOLOGIES, INC.              Consolidated Statement Of Income (Loss)
AND SUBSIDIARIES                    For The Quarters Ended September 30,
(A Development Stage Company)       1996 And 1995, The Nine Months Periods
Spokane, Washington                 Ended September 30, 1996 And 1995, And
                                    From Inception (May 1, 1983) To Date

                             UNAUDITED
                                              Quarter Ended                Nine Months Ended             Inception
                                               September 30                  September 30                    To
                                            1996           1995          1996           1995                Date
                                          -------------  ------------  -------------  -------------  --------------
REVENUE:
   Management Fees-Related Party          $          0   $         0   $          0   $          0   $       77,000
   Gain On Sale Of Equipment                         0             0              0              0          200,147
                                          -------------  ------------  -------------  -------------  --------------
      Total Revenues                                 0             0              0              0          277,147
                                          -------------  ------------  -------------  -------------  --------------

EXPENSES:
   Bank Charges                                     10            15             37             35            2,781
   Contract Services                          (18,605)        18,000          4,190         54,000        1,299,314
   Depreciation And Amortization                 3,983         3,099         10,023          9,299          532,375
   Donations                                         0             0            250              0              250
   Dues And Subscriptions                           55           100            343            380           38,702
   Employee Benefits                                 0             0              0              0            3,704
   Equipment Rentals                                 0             0              0              0           24,056
   Exploration And Development                       0             0              0              0          132,829
   Freight                                           0             0              0              0           10,553
   Insurance                                     4,399         8,700         10,322         11,576          138,097
   Legal And Accounting                         44,205         3,511         77,755         23,942          381,525
   Licenses, Taxes And Fees                     18,273         4,374         58,933          4,637          206,201
   Mine Lease Expense                            3,150             0          6,750              0            6,750
   Miscellaneous                                     0         3,116              0          8,283          112,133
   Office Expense And Postage                   11,898         7,197         19,555         16,931          196,270
   Professional Services                        27,065        26,218         45,065         56,151        1,045,611
   Public Relations And Finders Fee                  0             0              0              0           72,763
   Rent - Office                                 1,875             0          5,015              0          168,953
   Rent - Equipment                                615             0            615              0              615
   Repairs And Maintenance                           0           607              0            607           51,658
   Research And Development                          0             0              0              0          447,111
   Reimbursed Expenses                         (9,733)       (7,880)       (30,454)       (18,983)        (478,606)
   Telephone And Utilities                         584           481          1,431          1,616           56,223
   Transfer Fees And Costs                         769         2,472          1,588          3,752           37,702
   Travel And Entertainment                      7,039         3,815         23,290          7,819          257,323
   Watchman                                      1,375           300          2,755          1,250           33,387
                                          -------------  ------------  -------------  -------------  --------------
      Total Expenses                            96,957        74,125        237,463        181,295        4,778,280
                                          -------------  ------------  -------------  -------------  --------------
INCOME (LOSS) BEFORE
   NON-OPERATING ITEMS                        (96,957)      (74,125)      (237,463)      (181,295)      (4,501,133)
                                          -------------  ------------  -------------  -------------  --------------

NON-OPERATING INCOME (EXPENSES):
   Interest Income                                 925           214          2,419            505           35,711
   Interest (Expense)                         (13,962)      (16,179)       (40,829)       (53,378)      (1,073,500)
   Forgiveness Of Debt By Related Parties            0             0              0              0          101,509
   Gain On Sale Of Securities                        0             0              0              0            6,160
   Other                                             0             0              0              0           42,965
                                          -------------  ------------  -------------  -------------  --------------
      Total Non-Operating Income (Loss)       (13,037)      (15,965)       (38,410)       (52,873)        (887,155)
                                          -------------  ------------  -------------  -------------  --------------
INCOME (LOSS) BEFORE TAXES
   AND SUBSIDIARY LOSS                       (109,994)      (90,090)      (275,873)      (234,168)      (5,388,288)
   Minority Interest In Subsidiary Loss          7,015         6,225         25,197         23,522          884,644
   Equity In Loss Of Unconsolidated
      Subsidiary                                     0             0              0              0         (12,416)
   Income Taxes                                      0             0              0              0            (768)
                                          -------------  ------------  -------------  -------------  --------------
NET INCOME (LOSS)                         $  (102,979)   $  (83,865)   $  (250,676)   $  (210,646)   $  (4,516,828)
                                          =============  ============  =============  =============  ==============
NET INCOME (LOSS) PER SHARE
   (Note 2)                               $     (0.01)   $    (0.01)   $     (0.02)   $     (0.02)
                                          =============  ============  =============  =============  ==============

                                                                  .

MPM TECHNOLOGIES, INC.                                 Consolidated Statement Of
AND SUBSIDIARIES                                       Stockholders' Equity For The
(A Development Stage Company)                          Period From Inception (May 1,
Spokane, Washington                                    1983) To September 30, 1996
                                                       (Continued)
                                     UNAUDITED
                                                                                         Deficit
                                                                                         Accumulated
                                                       Additional                        During
                               Common Stock            Paid-In        Treasury Stock     Exploration
                            Shares       Amount        Capital      Shares     Amount    Stage         Total
                         ------------- ------------  ------------- --------  ---------  ------------ -------------
Balances, May 1, 1983               0  $          0  $          0         0  $      0   $         0  $          0
Stock Issued For Cash,
   July 1983, $0.01
   Per Share                  400,000         4,000             0         0         0             0         4,000
Stock Issued For
   Mining Claims And
   Leases, April 1985,
   And January 1986,
   $0.015 Per Share        30,130,328       471,397             0         0         0             0       471,397
4:1 Reverse Stock
   Split (Note 1)        (22,897,746)             0             0         0         0             0             0
Change From No-Par
   To $0.001 Par                    0     (467,764)       467,764         0         0             0             0
                         ------------- ------------  ------------- --------  ---------  ------------ -------------
Balances, December
   31, 1983                 7,632,582         7,633       467,764         0         0             0       475,397

Stock Issued For Cash
   March 1984, $0.08
   Per Share                  937,500           938        74,062         0         0             0        75,000
Costs Of Offering                   0             0       (9,081)         0         0             0       (9,081)
Net Income                          0             0             0         0         0         4,349         4,349
                         ------------- ------------  ------------- --------  ---------  ------------ -------------
Balances, December
   31, 1984                 8,570,082         8,571       532,745         0         0         4,349       545,665

Net (Loss)                          0             0             0         0         0     (115,602)     (115,602)
                         ------------- ------------  ------------- --------  ---------  ------------ -------------
Balances, December
   31, 1985                 8,570,082         8,571       532,745         0         0     (111,253)       430,063

Stock Issued For Cash,
   July 1986, $0.60
   Per Share                  705,211           705       422,415         0         0             0       423,120
Costs Of Offering                   0             0       (9,848)         0         0             0       (9,848)
Stock Issued For Cash,
   December 1986:
   $0.60 Per Share            166,667           167        99,833         0         0             0       100,000
   $1.00 Per Share            100,000           100        99,900         0         0             0       100,000
Net (Loss)                          0             0             0         0         0     (133,173)     (133,173)
                         ------------- ------------  ------------- --------  ---------  ------------ -------------
Balances, December
   31, 1986                 9,541,960         9,543     1,145,045         0         0     (244,426)       910,162

Prior Period Adjust-
   ment (Note 9)                    0             0             0         0         0      (12,416)      (12,416)
                         ------------- ------------  ------------- --------  ---------  ------------ -------------

Balances, December
   31, 1986 As Restated     9,541,960  $      9,543  $  1,145,045         0  $      0   $ (256,842)  $    897,746
                         ------------- ------------  ------------- --------  ---------  ------------ -------------



MPM TECHNOLOGIES, INC.                                 Consolidated Statement Of
AND SUBSIDIARIES                                       Stockholders' Equity For The
(A Development Stage Company)                          Period From Inception (May 1,
Spokane, Washington                                    1983) To September 30, 1996
                                                       (Continued)
                                     UNAUDITED
                                                                                          Deficit
                                                                                          Accumulated
                                                    Additional                            During
                                Common Stock        Paid-In          Treasury Stock       Exploration
                            Shares       Amount     Capital       Shares        Amount    Stage            Total
                           ----------  ----------- ------------- ------------ ---------  -------------- --------------
Balances, December
   31, 1986 As Restated     9,541,960  $    9,543  $  1,145,045            0  $      0   $   (256,842)  $     897,746
Stock Issued For:
   Services, February
      1987, $0.60 Per
      Share                    21,784          22        13,048            0         0               0         13,070
   Services, March
      1987, $0.60 Per
      Share                     6,660           6         3,990            0         0               0          3,996
Cash, April-Sept 1987,
   $1.40 Per Share            576,123         576       805,999            0         0               0        806,575
Services, June 1987,
   $1.40 Per Share              3,699           4         5,175            0         0               0          5,179
Buildings, Land,
   Equipment, Mining,
   Leases, July 1987,
   $1.06 Per Share            761,548         762       809,151            0         0               0        809,913
Increased Partnership
   Interest, October 1,
   1987, $0.10 Per
   Share (Note 2)             269,167         269      (45,367)            0         0               0       (45,098)
Treasury Stock
   Acquired                         0           0             0    (237,900)         0               0              0
Net (Loss)                          0           0             0            0         0       (301,868)      (301,868)
                           ----------  ----------- ------------- ------------ ---------  -------------- --------------
Balances, December
   31, 1987                11,180,941      11,182     2,737,041    (237,900)         0       (558,710)      2,189,513

Stock Issued For:
   Services, Feb 1988,
    $1.40  Per Share              683           1           955            0         0               0            956
   Services, Sept 1988,
      $1.50 Per Share             200           0           300            0         0               0            300
Sale Of Treasury Stock              0           0         1,272       20,000         0               0          1,272
Net (Loss)                          0           0             0            0         0       (446,594)      (446,594)
                           ----------  ----------- ------------- ------------ ---------  -------------- --------------

Balances, December
   31, 1988                11,181,824      11,183     2,739,568    (217,900)         0     (1,005,304)      1,745,447

Stock Issued For:
   Assets, Sept 1989
      $0.90 Per Share           1,000           1           899            0         0               0            900
   Operating Expenses,
      May-Dec 1989              8,200           8         6,647            0         0               0          6,655
Net (Loss)                          0           0             0            0         0       (549,042)      (549,042)
                           ----------  ----------- ------------- ------------ ---------  -------------- --------------
Balances, December
   31, 1989                11,191,024  $   11,192  $  2,747,114    (217,900)  $      0   $ (1,554,346)  $   1,203,960
                           ----------  ----------- ------------- ------------ ---------  -------------- --------------


MPM TECHNOLOGIES, INC.                                 Consolidated Statement Of
AND SUBSIDIARIES                                       Stockholders' Equity For The
(A Development Stage Company)                          Period From Inception (May 1,
Spokane, Washington                                    1983) To September 30, 1996
                                                       (Continued)
                                    UNAUDITED
                                                                                         Deficit
                                                                                         Accumulated
                                                   Additional                            During
                              Common Stock         Paid-In         Treasury Stock        Exploration
                           Shares       Amount     Capital       Shares        Amount    Stage           Total
                          ----------  ----------- ------------- ------------ ---------  -------------- --------------
Balances, December
   31, 1989 As Restated   11,191,024  $   11,192  $  2,747,114    (217,900)  $      0   $ (1,554,346)  $   1,203,960
Stock Issued For:
   Services                        0           0             0        1,000         0               0              0
   Operating Expenses,
      Jan 1990, $0.47            200           0            94            0         0               0             94
      June 1990, $0.81        27,231          27        22,098            0         0               0         22,125
      Oct 1990, $1.25          5,000           5         6,245            0         0               0          6,250
   Patents
      Oct 1990, $1.25          8,000           8         9,992            0         0               0         10,000
   Cash 4th Quarter
       $1.25 Per Share       188,456         189       235,319            0         0               0        235,508
Net (Loss)                         0           0             0            0         0       (515,868)      (515,868)
                          ----------  ----------- ------------- ------------ ---------  -------------- --------------
Balances, December
   31, 1990               11,419,911      11,421     3,020,862    (216,900)         0     (2,070,214)        962,069

Stock Issued For:
   Cash 1st Quarter           16,500          16        20,609            0         0               0         20,625
   Operating Expenses,
      Sept 1991, $1.00         1,000           1           999            0         0               0          1,000
      Oct 1991, $0.905        10,000          10         9,040            0         0               0          9,050
   Recision Of Treasury
      Stock 2nd Quarter            0           0             0      216,900         0               0              0
Contributed Capital
   From Directors                  0           0       208,036            0         0               0        208,036
Net (Loss)                         0           0             0            0         0       (383,578)      (383,578)
                          ----------  ----------- ------------- ------------ ---------  -------------- --------------
Balances, December
   31, 1991               11,447,411      11,448     3,259,546            0         0     (2,453,792)        817,202

Stock Issued For:
   Reduction Of Debt
      3rd Quarter             50,262          50        26,338            0         0               0         26,388
   Cash 4th Quarter           40,000          40         3,960            0         0               0          4,000
   Exercise Of 1990
      Option                 435,912         436         (436)            0         0               0              0
   Options Granted
      For Services                 0           0       533,975            0         0               0        533,975
Contributed Capital
   From Directors                  0           0       467,290            0         0               0        467,290
Net (Loss)                         0           0             0            0         0       (817,804)      (817,804)
                          ----------  ----------- ------------- ------------ ---------  -------------- --------------
Balances, December
   31, 1992               11,973,585  $   11,974  $  4,290,673            0  $      0   $ (3,271,596)  $   1,031,051
                          ----------  ----------- ------------- ------------ ---------  -------------- --------------

MPM TECHNOLOGIES, INC.                                 Consolidated Statement Of
AND SUBSIDIARIES                                       Stockholders' Equity For The
(A Development Stage Company)                          Period From Inception (May 1,
Spokane, Washington                                    1983) To September 30, 1996
                                                       (Continued)
                                       UNAUDITED
                                                                                      Deficit
                                                                                      Accumulated
                                                   Additional                         During
                               Common Stock        Paid-In       Treasury Stock       Exploration
                           Shares       Amount     Capital       Shares     Amount    Stage           Total
                          ----------  ----------- ------------- --------- ---------  -------------- --------------
Balances, December
   31, 1992 As Restated   11,973,585  $   11,974  $  4,290,673         0  $      0   $ (3,271,596)  $   1,031,051
Stock Issued For:
   Cash
      1st Qtr, $0.10          90,000          90         8,910         0         0               0          9,000
      2nd Qtr, $1.25           1,000           1         1,249         0         0               0          1,250
      3rd Qtr, $0.10          10,000          10           990         0         0               0          1,000
   Operating Expenses         10,000          10        12,690         0         0               0         12,700
   Exercise Of 1990
      Options                  2,000           2           (2)         0         0               0              0
   Contributed Capital
      From Directors               0           0       816,124         0         0               0        816,124
   Contributed Capital
      Other                        0           0         1,250         0         0               0          1,250
Net (Loss)                         0           0             0         0         0       (495,513)      (495,513)
                          ----------  ----------- ------------- --------- ---------  -------------- --------------
Balances, December
   31, 1993               12,086,585  $   12,087  $  5,131,884         0  $      0   $ (3,767,109)  $   1,376,862

Stock Issued For:
   Cash
      $.0.97                  50,000          50        48,550         0         0               0         48,600
      $0.88                   30,000          30        26,430         0         0               0         26,460
      $0.97                   65,574          66        63,574         0         0               0         63,640
   Operating Expenses         12,800          13        39,987         0         0               0         40,000
   Prepaid Expenses           12,800          13        39,987         0         0               0         40,000
   Reduction Of Debt           8,380           8        29,992         0         0               0         30,000
   Operating Expenses          9,120           9        32,706         0         0               0         32,715
Options                      110,000         110        10,890         0         0               0         11,000
Contributed Capital
   From Directors                  0           0       176,108         0         0               0        176,108
Net (Loss)                         0           0             0         0         0       (227,991)      (227,991)
                          ----------  ----------- ------------- --------- ---------  -------------- --------------
Balances, December
   31, 1994               12,385,259  $   12,386  $  5,600,108         0  $      0   $ (3,995,100)  $   1,617,394
                          ----------  ----------- ------------- --------- ---------  -------------- --------------


MPM TECHNOLOGIES, INC.                                 Consolidated Statement Of
AND SUBSIDIARIES                                       Stockholders' Equity For The
(A Development Stage Company)                          Period From Inception (May 1,
Spokane, Washington                                    1983) To September 30, 1996
                                                       (Continued)
                                      UNAUDITED
                                                                                       Deficit
                                                                                       Accumulated
                                                    Additional                         During
                              Common Stock          Paid-In        Treasury Stock      Exploration
                           Shares       Amount      Capital       Shares     Amount    Stage            Total
                          ----------- ----------- ------------- --------- ---------  -------------  --------------
Balances, December
   31, 1994 As Restated   12,385,259  $   12,386  $  5,600,108         0  $      0   $ (3,995,100)  $   1,617,394
Contributed Capital
   From Directors                  0           0       190,752         0         0               0        190,752
Stock Issued For:
   Cash
      July $0.97              82,580          83        79,917         0         0               0         80,000
      Sept $0.87             115,077         115        99,885         0         0               0        100,000
      Oct $0.95              159,260         159       151,804         0         0               0        151,963
Investment:  NuPower         100,000         100     (119,349)         0         0               0      (119,249)
Stock Registration Fees            0           0       (4,151)         0         0               0        (4,151)
Net (Loss)                         0           0             0         0         0       (271,052)      (271,052)
                          ----------- ----------- ------------- --------- ---------  -------------  --------------
Balances, December
   31, 1995               12,842,176      12,843     5,998,966         0         0     (4,266,152)      1,745,657

Exercise Of 1990
   Options                    50,000          50         4,950         0         0               0          5,000
Contributed Capital
   From Directors                  0           0        55,526         0         0               0         55,526
Stock Issued For:
   Reduction Of Debt          34,305          33        24,967         0         0               0         25,000
Stock Registration Fees            0           0       (2,000)         0         0               0        (2,000)
Net (Loss) 9 Months
   Ended Sept 30, 1996             0           0             0         0         0       (250,676)      (250,676)
                          ----------- ----------- ------------- --------- ---------  -------------  --------------
Balances, September
   30, 1996               12,926,481  $   12,926  $  6,082,409         0  $      0   $ (4,516,828)  $   1,578,507
                          =========== =========== ============= ========= =========  =============  ==============


MPM TECHNOLOGIES, INC.                            Consolidated Statement Of Cash Flows
AND SUBSIDIARIES                                  For The Nine Month Periods Ended
(A Development Stage Company)                     September 30, 1996 And 1995, And
Spokane, Washington                               From Inception (May 1, 1983 To Date
                                    UNAUDITED

                                                       Nine Months Ended           Inception
                                                         September 30                 To
                                                      1996         1995              Date
                                                  ------------  ------------   --------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                              $ (250,676)   $ (210,646)    $ (4,516,828)
   Noncash Expenses, Revenues, Losses And Gains
      Included In Income:
      Depreciation And Amortization                     9,120         9,299          538,717
      Forgiveness Of Debt                                   0             0        (101,509)
      Minority                                       (25,197)      (23,522)        (872,226)
      Loss (Gain) On Sale Of Equipment                      0             0        (199,220)
      Stock Granted For Operating Expenses                  0             0          154,090
      Stock Issued For Services                             0             0          533,975
      Accrued Interest Payable
         Converted To Debt                              1,014             0           57,645
      Net (Increase)/Decrease In:
         Accounts Receivable                          (6,154)       (8,433)         (19,492)
         Prepaid Insurance                              4,571             0          (1,522)
         Stock For Prepaid Expenses                         0             0           40,000
      Net Increase/(Decrease In:
         Accounts Payable                                   0       (6,000)           17,330
         Interest Payable                               3,063       (6,571)          133,060
                                                  ------------  ------------   --------------

         Net Cash Flows From Operating Activities   (264,259)     (245,873)      (4,235,980)
                                                  ------------  ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions To:
      Mining Claims                                         0             0         (10,728)
      Deferred Exploration And Development Costs            0             0        (485,000)
      Property, Plant And Equipment                   (3,518)       (3,500)        (299,455)
      Mining Leases                                         0             0          (8,848)
      Leasehold Improvements                                0             0          (9,357)
      Patents And Licenses                                904         (259)         (71,952)
      Deposits And Advance
         Minimum Royalties                                  0             0         (52,591)
      Partnership Investment                                0             0           90,749
      Organization Costs                                    0             0          (1,296)
   Proceeds From:
      Sale Of Equipment                                     0             0          296,876
      Redemption Of Bonds And Deposits                      0             0            4,933
   Loans Made                                               0             0        (395,456)
      Less Repayments                                       0             0          108,354
                                                  ------------  ------------   --------------

         Net Cash Used By Investing Activities    $   (2,614)   $   (3,759)    $   (833,771)
                                                  ------------  ------------   --------------


MPM TECHNOLOGIES, INC.                            Consolidated Statement Cash Flows
AND SUBSIDIARIES                                  For The Nine Month Period Ended
(A Development Stage Company)                     September 30, 1996 And 1995, And
Spokane, Washington                               From Inception (May 1, 1983) To Date
                                                  (Continued)
                                    UNAUDITED

                                                       Nine Months Ended           Inception
                                                          September 30                 To
                                                       1996          1995             Date
                                                   ------------  ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds Of Short-Term Debt                     $   275,000   $    69,651    $   2,558,112
   Payments To Settle Debt                           (108,973)     (169,889)      (1,718,960)
   Issuance Of Long-Term Debt                                0             0          288,184
   Sale of Treasury Stock                                    0             0            1,272
    Contributed Capital                                 83,442       187,115        1,943,002
   Issuance Of Common Stock                                 84       180,000        2,119,496
                                                   ------------  ------------   --------------

         Net Cash Provided By Financing Activities     249,553       266,877        5,191,106
                                                   ------------  ------------   --------------

Net Increase/(Decrease) In Cash                       (17,320)        17,245          121,355
Beginning Cash Balance                                 138,675       102,322                0
                                                   ------------  ------------   --------------

Ending Cash Balance                                $   121,355   $   119,567    $     121,355
                                                   ============  ============   ==============



MPM TECHNOLOGIES, INC.                NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington


NOTE 1 - UNAUDITIED FINANCIAL STATEMENTS

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1995. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1995. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 1996, should not necessarily be taken as indicative of the results of operations that my be expected for the entire year 1996.



          (The Remainder of This Page Intentionally Left Blank)

                                  PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a)  Review of Operations

MINING
The Company owns or controls 45 patented and unpatented lode claims amounting to approximately 750 acres in the heart of the historical Emery Mining
District, Powell County, Montana. The 45 claims include: eight patented claims and sixteen unpatented claims owned by the Company and eight patented claims and thirteen unpatented claims leased by the Company.

To date the Company has expended over $1.3 million on exploration and development, lease payments and claims. Additionally, over $532,000 has been expended by the Company on buildings, mill machinery, vehicles and equipment. Management is currently negotiating with several mining companies for a joint venture to further explore and develop the properties.

WASTE-TO-ENERGY
During the Third Quarter of 1996, the Company's venture partner USF Smogless moved forward with permitting, site evaluation and selection pursuant to the agreement entered with a consortium of European companies during the First Quarter of 1996. The agreement calls for utilization of the Skygas technology along with USF Smogless' proprietary Flotherm technology for the destruction of selected wastes and for the creation of fuel gas. The project is estimated to be in excess of $10 million of capital investment.

On August 1, 1996, the Company announced USF Smogless had signed a cooperation agreement with Tecnoparco Valbasento to install in the Pisticci Scalo area (Matera, Italy) a Skygas system for the gasification of organic materials.

The Company is currently in negotiations for Skygas installations in Taiwan, South Korea, Thailand, China, Europe and North America.

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

During 1995, Smogless was purchased by United States Filter Corp. (NYSE: USF) and renamed USF Smogless. During the First Quarter of 1996, Xytel announced it had changed its name to Unitel Technologies, Inc. Percentage of interest in the Skygas Venture is as follows: NuPower - 70%; USF Smogless - 15%; and Unitel Technologies, Inc. - 15%.

(b)  Liquidity
During the Third Quarter of 1996, the sole source of revenue was from nominal interest on bank accounts. Funds for operations were provided by cash reserves, reimbursement of expenses from Unitel Technologies and USF Smogless and from the sale of company stock.

(c)  Capital Resources
The Company utilized funds received primarily for general operational expenses. Minimal activity was spent by the Company on the mining properties during the Third Quarter of 1996. Management is negotiating with various mining companies for a joint venture which would reduce mining expenses. Management believes that further development costs relating to the Skygas process will be minimal due to the venture now in place.



QUARTER ENDED 9/30/96 COMPARED TO QUARTER ENDED 9/30/95

Results of Operations

                               1996            1995      Inc/(Dec)  % of Change
                           -----------     ----------   ----------  -----------
Working Capital (Deficit)  (1,008,700)      (910,819)    (97,881)   (   10.7)
Total Operating Expenses       96,957         74,125      22,832        30.8
Interest Expenses              13,962         16,179     ( 2,217)   (   13.7)
Contract Services          (   18,605)        18,000     (36,605)   (  203.4)
Insurance                       4,399          8,700     ( 4,301)   (   49.4)
Legal and Accounting           44,205          3,511      40,694     1,159.0
Office and Postage             11,898          7,197       4,701        65.3
Reimbursed Expenses             9,733          7,880       1,853        23.5
Travel and Entertainment        7,039          3,815       3,224        84.5
Net Income (Loss)          (  102,979)      ( 83,865)    (19,114)   (   22.8)

                               PART II

ITEM 1.   LEGAL PROCEEDING

The Company knows of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

ITEM 2.   CHANGES IN SECURITIES

The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on September 9, 1996, with the following results:

1.  Election of Directors

     Myron Katz               For:  9,919,486     Withhold:  79,420
     Daniel D. Smozanek       For:  9,920,486     Withhold:  78,420

2. To approve the appointment of Terrence J. Dunne, CPA, PS, as independent auditors for the corporation for 1996.

     For:  9,914,136          Against:  70,450    Abstain:  14,320

The total  voted  shares,  9,998,906, represents  76.78%  of  the  common stock
outstanding.   At  record  date  July  26,  1996,  the  stock  outstanding  was
13,022,376.

ITEM 5.   OTHER INFORMATION

There is no other information to report under this item.

8-K Filings
-----------

    There were no 8-K filings during the Third Quarter of 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MPM TECHNOLOGIES, INC.




               11/13/1996                          /s/Robert D. Little
          ---------------------                   -------------------------
               (Date)                              Robert D. Little
                                                   Secretary