Form 10KSB
period 1996-12-31
MPM TECHNOLOGIES INC
filed 1997-04-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  Form 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1996
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
           ---------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Washington                                 81-0436060
---------------------------------                 ----------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                Identification Number)

     222 W. Mission, Ste. 30
        Spokane, WA                                        99201
---------------------------------                 ----------------------
     (Address of Principal                             (Zip Code)
       Executive Offices)

Registrant's telephone number, including area code:  509-326-3443.

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, $0.001 Par Value                   Nasdaq
----------------------------------         --------------------------
     Title of Each Class                      Name of Exchange
                                             On Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Aggregate market value of the registrant's common stock held by non-affiliates as of April 1, 1997, was $4,168,985.

As of April 1, 1997, the registrant had outstanding 14,851,624 shares of common stock which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part IV of this report:  (1) Form 10, effective October 21, 1986, Commission File No. 1-14910.

                                    PART I

Item 1. Business

a)GENERAL DEVELOPMENT OF BUSINESS

  The Company was incorporated as Okanogan Development, Inc., on July 18, 1983, under the laws of the State of Washington. On April 25, 1985, the Company combined with MADD Exploration, a Montana partnership , and changed its name to Montana Precision Mining, Ltd. As a result of the combination, the Company acquired mining properties. The Company, during 1995, remained in the development stage. In August, 1995, the Company changed its name to MPM Technologies, Inc.

  The Company controls 45 claims on 500 acres in the heart of the Emery Mining District, Powell County, Montana. The Company has been involved in negotiations with a number of gold companies for a joint venture. It is expected that negotiations will continue until a joint venture partner is found.

  The Company has two wholly-owned subsidiaries, MPM Mining, Inc., and NuPower, Inc. As of December 31, 1996, no operations were conducted through such subsidiaries. The Company does operate through NuPower Partnership, a Montana general partnership, in which the Company retains a 58.21% interest.

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

  In March, 1990, the Company entered into an agreement with Smogless S.p.A. of Milan, Italy, and Xytel Technologies of Mt. Prospect, Illinois, for the purpose of commercializing the Skygas process. Completion of the facility located in Italy was achieved in December, 1991. Testing and debugging began on January 17, 1992; and on June 11, 1993, the Company announced that after a successful development program conducted by Smogless, the Skygas process was ready for active worldwide marketing.

  In September, 1994, the Company announced that United States Filter Corp., Palm Desert, California, had acquired Laidlaw, Inc.'s, interest in Smogless S.p.A. Laidlaw had purchased an 80% interest in Smogless in January, 1993.

  PLANS FOR OPERATINS

  MINING

  The Company is involved in negotiations with a number of mining companies for a future joint venture.

  WASTE-TO-ENERGY

  Negotiations with a number of foreign and domestic companies relating to the Skygas process are expected to continue during 1997.

b)Financial Information About Industry Segments.

  As a result of the acquisition of a controlling interest in NuPower in 1987, the Company's operations expanded from mining alone to both mining and waste-to-energy.

                               Waste-to-   Corporate
       1996          Mining      Energy    and Other      Total
----------------   ----------  ----------  ----------    ----------
Net Sales          $      -0-  $      -0-  $      -0-    $      -0-
Depreciation and
  Amortization     $   90,050  $    (748)  $      -0-    $   89,302
Research and
  Development      $      -0-  $      -0-  $      -0-    $      -0-
(Loss) from
  Operations       $(110,107)  $ (75,862)  $(188,599)    $(374,568)
Net (Loss)         $(110,107)  $ (75,763)  $(208,736)    $(394,606)
Capital
  Expenditures     $      -0-  $      -0-  $    3,515    $    3,515
Identifiable
  Assets           $1,462,953  $  329,492  $1,282,122    $3,074,567


c)Narrative Description of Business.

  New Enterprise

  The Company is a recently formed, relatively new enterprise commencing business prospects. It is anticipated that the Company may incur losses during its early periods of operation; and it cannot be predicted when, or if, it is expected to become profitable.

  Conflicts of Interest

  All of the Company's officers and directors have been in the past, are presently, and will continue to be active in other companies on their own behalf, and on the behalf of individuals and companies, who are potential competitors of the Company. All officers and directors have retained the right to conduct their own independent business interest. None of the officers expect to devote substantially full time to the Company. The Company has a contract with R.D. Little Company to provide shareholder relations services. R.D. Little Company is owned by Robert D. Little, Secretary of the Company.

  The activities described above could give rise to conflicts with the interests of the Company. Also, the participation by some of the Company's officers and directors in such outside activities may create potential conflicts of interests regarding the time and efforts of such persons. It is possible that other situations may arise in the future where the personal interests of the officers and directors may conflict with the interests of the Company. Such conflicts could include determining what portion of their working time will be spent on the Company and what portion on other business interests, salary amounts, and other forms of compensation. To the best ability and in the best judgment of the Company the personal interests of the officers and directors of the Company will be resolved in a fair manner which will protect the interests of the Company. The Company's Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their other business interests and the interest of the Company.

  No Dividends

  It is not anticipated that the Company will distribute any dividends to shareholders in the foreseeable future.  Earnings of the Company, if any, are

  expected to be retained by it to enhance its capital and to expand its operations.

  Possible Need for Additional Financing

  The Company's only definite sources of operating funds are its current cash reserves and receivable, cash contributions from directors, and from the sale of unneeded mining equipment. There is no assurance that the Company will produce revenues in the foreseeable future. The Company presently has no firm arrangements for additional financing and there can be no assurance that such financing will be available or that, if available, it will be available on acceptable terms. It is the opinion of management that the Company's cash reserves will be adequate to sustain it over the next 12 months.

  In accordance with Regulation S-K, Section 101(c), the following information relative to the Company is presented:

  (i) Principal Products.

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

  (ii)Status of Products

       MINING

       The Company is primarily in the exploration and development stage with regard to its properties. Although the Company could be operational on a portion of its properties, the current price of gold and silver on the market has been deemed by management of the Company to be inadequate to make operations economically feasible.

       WASTE-TO-ENERGY

       The Company has been engaged in the testing and debugging phase of the
       Skygas process.  Testing and debugging began in January, 1992.   In
       June, 1993, the Company announced the process was ready for active marketing. Negotiations with potential customers is an ongoing activity. Management believes that negotiations with a number of companies will be concluded during 1997.

  (iii)   Sources and Availability of Raw Material.

       MINING

       In the opinion of management, all raw materials (mineralized material) necessary for the operations of the Company can be acquired from properties currently leased or claimed by the Company.

       WASTE-TO-ENERGY

       As there are no specialized components, the Skygas process can be constructed with readily available materials and technology. Due to the wide variety of possible fuel materials which can be utilized in the

       process, no difficulties obtaining feed materials for the completed plants are expected.

  (iv)Patents, Trademarks and Licenses Held.

       MINING

       The Company currently holds patents related to its mining operations as discussed elsewhere in this document.

       WASTE-TO-ENERGY

       The Company, through NuPower Partnership, has obtained the exclusive license to use the Skygas process from A.C. Lewis, its inventor. On July 10, 1991, the Company announced that the Skygas patent claims had been allowed by the U.S. Patent Office. Patents have been received or are pending from a number of foreign countries.

  (v)  Seasonal Variations in Business.

       MINING

       The operations of the Company may be curtailed during the winter months due to the large amounts of snow and frozen ground. It is anticipated that reactivation of underground mining operations with subsequent on-site milling operations could be continued throughout the year. It is possible that should open-pit mining operations be commenced, these operations may be curtailed by frozen ground. The extent of any curtailment in open-pit mining is not presently determinable by management.

       WASTE-TO-ENERGY

       There are currently no seasonal influences on the ongoing research and development of the Skygas process. It is not anticipated that significant seasonal variations will exist should production begin.

  (vi) Working Capital Practices.

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

  (vii) Dependence Upon Limited Number of Customers.

       MINING

       The Company has no single customer, or few customers, the loss of any one or more of which may have a material adverse effect on the Company.

       WASTE-TO-ENERGY

       The Company is currently negotiating with a number of potential customers but has no customers at the present time.

  (viii) Backlog.

       MINING

       There is currently no backlog of orders, nor were there any backlogs of orders during the preceding fiscal year.

       WASTE-TO-ENERGY

       As the Company is not yet in production, there have been no orders.

  (ix) Government Contracts.

       MINING AND WASTE-TO-ENERGY

       As the Company has not engaged in any contracts for any government or government agency, there is no material portion of the business that may be subjected to re-negotiation or profits or termination of contracts or subcontracts at the election of the Government.

  (x)  Competitive Conditions.

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

  (xi) Research and Development Expenditures.

       MINING

       During the year ended December 31, 1996, the Company did not expend any funds on exploration and development and only a minimal amount on mining claims and leases under its control.

       WASTE-TO-ENERGY

       During 1996, the Company did not expend any funds on research and development related to the Skygas process.

  (xii) Compliance with Environmental Regulations.

       MINING

       Although the Company has been able to obtain permits for operations limited to 11,000 tons per year from the State of Montana, there is no guarantee that it will be able to obtain the permits necessary to allow it to commence leaching operations on a scale larger than that
       limitation.   These permits contain restrictions enacted to regulate the discharge of materials into the environment.  While the Company currently has an impoundment area consisting of two acres with a capacity of approximately 48,000 tons of tailings, it has the area available to increase the containment to approximately 10 acres providing approximately 725,000 tons of tailings.  This impoundment area retains an adequate supply so that no water is discharged into existing

       streams. It is not anticipated that the increased capacity will be necessary within the next fiscal year, should the mill be placed back in operation.

       WASTE-TO-ENERGY

       There are no known environmental restrictions which would affect the operation of the Skygas process. To the contrary, one of the main competitive advantages of the process is its ability to utilize as a fuel many toxic substances while not producing hazardous emissions.

  (xiii) Number of Employees.

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

Item 2.Properties

  MINING

  The principal properties of the Company are mineral interests in several mining properties. Presently the Company has the following claims under control:

               Owned by MPM:  10 Patented Claims
                              16 Unpatented Claims

               Leased by MPM:  8 Patented Claims
                              13 Unpatented Claims

  These claims amount to approximately 500 acres in the heart of the Emery Mining District, Powell County, Montana. MPM, Ltd., controls 18 former mine sites that have been inactive since 1930. Each of these have old adits, tunnels, and dump piles of known mineralized material. All testing and metallurgical work has been completed.

  WASTE-TO-ENERGY

  The Company presently has no property related to its waste-to-energy operations. Operations on premises leased by a party contracted to debug, refine and further develop the process have been closed down. The property, located in Libby, Montana, is not unique; and should the need arise, alternate sites are readily available. It is anticipated that any testing, debugging and refining work will be completed at one of USF Smogless sites in Italy.

Item 3.Legal Proceedings

  The Company knows of no litigation present, threatened, or contemplated, or unsatisfied judgments against the Company, its officers, or directors, or any proceedings in which the Company, its officers or directors are a party.

Item 4.Submission of Matters to a Vote of Security Holders

  There were no matters brought to a vote by shareholders during the Fourth Quarter of 1996.

                                    PART II

Item 5.Market for the Registrant's Common Equity and Related Stockholder
Matters

a)  Market Information

  The Company's common stock trades on The Nasdaq Small-Cap Market under the symbol MPML.

                                      High Bid  Low Bid
                                      --------  --------
             1994
          First Quarter                  4.37      2.34
          Second Quarter                 2.87      1.62
          Third Quarter                  2.25      1.56
          Fourth Quarter                 2.37      1.00

             1995
          First Quarter                  2.00      1.18
          Second Quarter                 2.18      1.25
          Third Quarter                  1.75      1.25
          Fourth Quarter                 1.87      0.75

             1996
          First Quarter                  1.75      0.62
          Second Quarter                 2.00      1.00
          Third Quarter                  1.50      0.93
          Fourth Quarter                 0.68      0.43

b)  Holders

  As of April 1, 1997, there were 685 holders of records of the Registrant's common stock.

c)  Dividends

  The Company has not paid dividends in the past. It is not anticipated that the Company will distribute any dividends to shareholders in the foreseeable future. Earnings of the Company, if any, are expected to be retained by it to enhance its capital and to expand its operations.


Item 6.  Selected Financial Data

                           1996               1995          1994          1993           1992
Results of Operations   ------------     ------------  ------------   ------------  ------------
---------------------
 Gain on Sale of
   Securities           $        -0-     $        -0-  $        -0-   $        -0-  $        -0-
 Operating Revenues              -0-              -0-       200,147            -0-           -0-
 Interest Expense             54,773           68,257        79,125        127,871       161,752
 Income Before Taxes       (394,607)        (271,052)     (227,991)      (495,513)     (817,804)
 Income Taxes                    -0-              -0-           -0-            -0-           -0-
 Net Income (Loss)         (394,607)        (271,052)     (227,991)      (495.513)     (817,804)

Financial Position
---------------------
 Working Capital           (942,797)        (822,860)   (1,047,464)    (1,111,925)   (1,545,253)
 Total Assets              3,074,568        2,051,541     2,015,304      2,074,009     1,866,868
 Long-Term Debt                  -0-              -0-           -0-             -0        72,211
 Deficit Accumulated
  During the
Exploration
  and Development        (4,660,759)      (4,266,152)   (3,995,000)    (3,767,109)   (3,404,425)
Stage
 Stockholders' Equity      2,771,638        1,745,657     1,617,394      1,449,368       970,728
 Return on
Stockholders'
  Equity                    (14.24%)         (15.53%)      (14,10%)       (25.02%)      (74.11%)

Per Common Share
---------------------
 Net Income (Loss)      $     (0.03)     $     (0.02)  $     (0.02)   $     (0.03)  $     (0.07)
 Dividends                       -0-              -0-           -0-            -0-           -0-
 Book Value             $       0.19     $       0.14  $       0.14   $       0.12  $       0.10
 Average Shares
  Outstanding [1]         13,339,445       12,534,158    12,107,813     11,970,255    11,857,255


[1]Restated for 4:1 reverse stock split effective April 25, 1985.


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

a) Review of Operations

  MINING

  The Company owns or controls 45 contiguous patented and unpatented lode claims. These claims amount to approximately 500 acres in the heart of the historical Emery Mining District, Powell County, Montana. The Pioneer mines located within this claim block accounted for more than 90% of the district's total base and Nobel metal production. The Emery and Bonanza are the largest of these Pioneer mines and both still contain mineralized material. During the last eight years, extensive exploration work has been conducted in the Emery Mining District by Exxon Corporation, Freeport-McMoRan Gold, Inc., Hecla Mining Company and the Company. The Exxon and MPM efforts were initiated in 1984 and concluded in 1986 and 1987, respectively. Hecla's efforts were initiated in 1991 and terminated in 1992.

  The Company owns the Emery property and is purchasing the Bonanza property. To date, the Company has expended over $1.3 million on exploration and development, lease payments and claims. In addition, over $532,000 has been expended by the Company on vehicles and equipment, buildings and mill machinery. The Company is negotiating with a number of mining companies for a future joint venture.

  WASTE-TO-ENERGY

  Construction in Italy of the first Skygas demonstration facility was completed in December, 1991, by Skygas venture partner USF Smogless S.p.A. Testing and debugging began on January 17, 1992, and was concluded in June, 1993. The Skygas process is a new innovative process for converting carbonaceous wastes into a clean burning medium BTU fuel gas.

  On March 2, 1990, the Company announced it had entered into an agreement with USF Smogless S.p.A. of Milan, Italy, and Xytel Technologies of Mt. Prospect, Illinois, for the purpose of commercializing the Skygas process. USF Smogless agreed to finance, engineer, build and operate a full-sized plant in Italy. Using this facility, Smogless has run tests utilizing refuse derived fuel (RDR), medical and infectious waste, industrial sludge, auto fluff and various types of biomass as feed material. Xytel agreed to handle all promotional work, public relations, advertising, and marketing activities.

  On January 16, 1996, the Company announced that Xytel Technologies, Inc., had changed its name to Unitel Technologies, Inc., and all previous agreements between that company and Itochu International of Japan had been terminated.

  In September, 1994, the Company announced that United States Filter Corporation had acquired Laidlaw, Inc.'s, interest in Smogless S.p.A. (renamed USF Smogless S.p.A.). Laidlaw, Inc., had purchased an 80% interest in Smogless in January, 1993. To date, United States Filter Corporation has not made any commitments to the Skygas venture or the Company.

  On December 27, 1996, the Company announced it had purchased Unitel Technologies, Inc.'s, 15% interest in the Skygas venture for 1.2 million shares of the Company's common stock.

  In October, 1994, the Company announced it had entered into a joint venture agreement with Winnerway Industries (Holding) Co., Ltd., of Dong Guan City, Guangdon Province, P.R.C. In June, 1993, the Company announced it had received a Letter of Intent from Winnerway to purchase up to two Skygas plants. In addition, Winnerway would become involved in promoting and expanding the Skygas applications in ten Chinese cities. The plan would

  require construction of a minimum twenty Skygas plants with an estimated aggregate cost of $160 million.

  In February, 1994, the Company announced that USF Smogless had reached an agreement with steel producer Montello S.p.A., Bergamo of Montello, Italy, to build a pilot plant to convert auto fluff gas into clean burning fuel gas. The plant will use Skygas' secondary reactor in conjunction with Montello's process in thermal decomposition of auto fluff. In November, 1994, the Company announced that testing of the secondary reactor had begun. The testing phase has since been delayed as a weak steel market in Europe forced Montello to close. It is expected that the steel industry will strengthen in 1997.

  Year Ended 12/31/94 Compared to Year Ended 12/31/93

  Net Loss for 1994, 1993 and 1992 were ($227,911); ($445,513); and ($817,804)
  respectively.

  Operating Expenses for 1994, 1993 and 1992 were $337,173; $417,400; and
  $812,259 respectively.

  Non-Operating Expenses for 1994, 1993 and 1992 were ($79,125); ($127,871);
  and ($161,752) respectively.

  Contract Services for 1994 was $82,500 compared to $91,383 in 1993.

  Professional Services for 1994 was $77,157 compared to $91,383 in 1993.

  Travel and Entertainment Expense for 1994 was $35,822 compared to $14,799 in 1993. The increase is due to costs incurred during marketing of the Skygas technology.

  Licenses, Taxes and Fees for 1994 was $60,071 compared to $10,313 in 1993. The increase was a result of fees paid regarding Skygas and the Agreement For License the MAW, dated July 21, 1988.

  Legal and Accounting for 1994 was $41,760 compared to $25,588 in 1993. The increase was due to an increase in patent costs related to the Skygas process.

  Miscellaneous Expense for 1994 was $11,632 compared to $3,667 in 1993. The increase is due to newly increased costs for mining claims set by the Bureau of Land Management.

  Year Ended 12/31/95 Compared to Year Ended 12/31/94

  Net Loss for 1995, 1994 and 1993 were ($271,052); ($227,911); and ($445,513)
  respectively.

  Operating Expenses for 1995, 1994 and 1993 were $231,928; $337,173; and
  $417,400 respectively.

  Non-Operating Expenses for 1995, 1994 and 1993 were ($70,737); ($79,125); and
  ($127,871) respectively.

  Contract Services for 1995 was $72,000 compared to $82,500 in 1994.

  Professional Services for 1995 was $72,276 compared to $77,157 in 1994.

  Travel and Entertainment for 1995 was $13,915 compared to $35,822 in 1994.

  Licenses, Taxes and Fees for 1995 was $4,937 compared to $60,071 in 1994.

  Legal and Accounting for 1995 was $25,709 compared to $41,760 in 1994.


  Miscellaneous Expense for 1995 was $13,463 compared to $11,632 in 1994.

  Year Ended 12/31/96 Compared to Year Ended 12/31/95

  Net Loss for 1996, 1995 and 1994 were ($394,607); ($271,052); and ($227,991)
  respectively.

  Operating Expenses for 1996, 1995, and 1994 were $374,569; $231,928; and
  $337,173 respectively.

  Non-Operating Expenses for 1996, 1995 and 1994 were ($51,741); ($70,737); and
  ($76,220) respectively.

  Contract Services for 1996 was $2,190 compared to $72,000 in 1995.

  Professional Services for 1996 was $130,679 compared to $72,276 in 1995.

  Travel and Entertainment for 1996 was $25,574 compared to $13,915 in 1995.

  Licenses, Taxes and Fees for 1996 was $83,271 compared to $4,937 in 1995.

  Legal and Accounting for 1996 was $32,916 compared to $25,709 in 1995.

  Miscellaneous Expense for 1996 was $336 compared to $13,463 in 1995.

b)  Liquidity and Capital Resources

  During 1996, the primary source of revenue was interest on invested funds. Funds for operations were provided primarily by the existing cash reserves, sale of company stock and cash contributions from officers and directors. These funds were expended primarily for general operations of the Company.
  It is expected that the joint venture agreement with USF Smogless S.p.A. to develop the Skygas process will significantly reduce future debt. Reimbursements from Smogless are expected to be $70,000 during 1997. It is also expected that a joint venture agreement with another mining company will significantly reduce the expenditures required of the Company to develop its mining properties. Management is attempting to locate mining companies for a future joint venture, but as of the date herein, has been unsuccessful.

  During 1996, the Company entered into a Subordinated Convertible Note Purchase Agreement with Sage Capital Investments Limited (Sage), Nassau, Bahamas, whereby the Company received $100,000. The note has a one year date from Closing and is convertible into the number of shares of common stock of the Company at a 38% discounted price of the five day average bid price prior to the date of conversion as reported by Nasdaq.

  The Company has completed an extensive up-date of all mining information related to our properties and will continue to active market these properties to various mining companies. The formation of a joint venture would reduce expenses for property taxes, lease payments and insurance premiums. Expenditures related to mining operations were minimal during 1996. At this time, management projects no revenue from the Company's mining properties.

  Management has oral agreements from banks and major shareholders that will enable the Company to extend the payment terms of the loans payable to major stockholders as well as renew short-term bank loans.  Certain officers and directors of the Company, namely Messrs. Appleby, Smozanek, Katz and Luciano have orally agreed to fund operations through cash contributions and have orally agreed to personally secure all notes of the Company.  The Company is confident it will be able to extend the payment terms of the loans, as historically over the past few years, this has been the case.  The oral agreements are not binding and are not legally enforceable as there are no written agreements in place.  Management believes its present and currently

  anticipated sources of working capital for both short and long term purposes are sufficient to sustain its anticipated growth.

  Operational expenses of the Company are projected to be $500,000 during 1997. Management believes that the inability to obtain contributions from officers will have a material effect on the financial condition and operations of the Company. Management at this time does not have other specific plans to generate material revenue although successful negotiations for sales of Skygas plants are expected during 1997. Management anticipates that the formation of the Skygas venture will reduce material expenses as each entity is responsible for costs equal to their percentage of interest in the venture, e.g. the Company/NuPower 85%; USF Smogless 15%. The Company believes that during 1997 the venture will accelerate an aggressive marketing plan for the sale, lease, option or a combination thereof of the Skygas process. Other than the potential revenue to be derived from the Skygas process, Management during 1996 began active negotiations with a number of companies interested in being acquired by the Company. Management believes that acquisition of other companies would have a positive effect on revenues. Management expects to conclude acquisitions of one or more companies during 1997. Other than noted above, Management has no other specific plans or ability to generate material revenue in the next three years. Management does intend to reduce material expenditures in the next three years by selling tangible assets in order to reduce the principal on debt, thereby reducing interest expense.

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

c)  Inflation

  Since the Company did not engage in any mining operations, sales of metals or metal bearing ores, and was only in the research and development stage of the waste-to-energy process, inflation and changing prices did not materially impact the financial performance of the Company. Management believes the daily operation of the Company during 1996 were only nominally impacted by increasing prices.

d)  Compensated Absences

  The Company has not adopted a policy regarding compensated absences since the Company has not had any employees. At such time as it is required that the Company have employees, then the Company will adopt a policy and provide for their absences.

e)  Federal or State Income Taxes

  The Company has not made a provision for Federal or State income taxes, as the Company has sustained losses from inception, and there are Net Operating Losses available to offset substantial future income.

Item 8.  Financial Statements and Supplementary Date

  Financial Statements follow on the next page.


                              MPM TECHNOLOGIES, INC.
                                   CONSOLIDATED
                               FINANCIAL STATEMENTS


                                     CONTENTS

                                                           Page

Independent Auditor's Report                                    1


Consolidated Statement of Financial Positions as of
December 31, 1996 and 1995                                    2-3

Consolidated Statement of Operations for the Years
Ended December 31, 1996, 1995, 1994 and Cumulative
Amounts from Inception (May 1, 1983) Through
December 31, 1996                                               4

Consolidated Statement of Changes in Stockholders'
Equity for the Period from Inception (May 1, 1983)
Through December 31, 1996                                     5-9

Consolidated Statement of Cash Flows for the Years
Ended December 31, 1996, 1995,1994 and Cumulative
Amounts from Inception (May 1, 1983) Through
December 31, 1996                                           10-11

Notes to Financial Statements                               12-23

To The Board of Directors
MPM Technologies, Inc.
Spokane, Washington

                         INDEPENDENT AUDITOR'S REPORT

I have audited the consolidated statement of financial position of MPM Technologies, Inc., (a Washington corporation in the development stage) and its subsidiaries, as of December 31, 1996, and December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1994, and from inception (may 1, 1983) through December 31, 1994 were audited by other auditors whose report, dated March 4, 1995, expressed an unqualified opinion on those consolidated financial statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPM Technologies, INC., and its subsidiaries as of December 31, 1996 and 1995, and the results of its operations, changes in stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. As is shown in the statement of financial position, the primary assets of the Company are the mining properties and the related deferred exploration and development costs, and the Company's investment in another development stage company. The ultimate outcome of the recoverability of the investment in these assets cannot presently be determined. Management's plans regarding these maters are described in Note 1. Accordingly, the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Terrence J. Dunne
Certified Public Accountant


Spokane, Washington
April 14, 1997

MPM TECHNOLOGIES, INC.                                  Consolidated Statement of Financial
AND SUBSIDIARIES                                        Position as of December 31, 1996
(A Development Stage Company)                           and 1995


                                          ASSETS

                                                             1996                1995
                                                      -----------------   -----------------
CURRENT ASSETS
    Cash (Note 2)                                     $         40,566    $        138,675
    Receivables                                                 37,017              25,440
    Prepaid insurance                                            1,438               6,094
                                                      -----------------   -----------------

        Total current assets                                    79,021             170,209
                                                      -----------------   -----------------


PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
    Land                                                        70,000              70,000
    Mining claims (Note 3)                                      48,600              48,600
    Mining leases (Notes 3 and 7)                                5,437               5,437
    Buildings                                                  133,005             133,005
    Mill machinery                                             289,063             289,063
    Vehicles and equipment                                     117,630             114,115
    Software                                                     3,258               3,258
                                                      -----------------   -----------------

  Total property, plant and equipment                          666,993             663,478
  Less accumulated depreciation                                422,167             332,117
                                                      -----------------   -----------------

  Net property, plant and equipment                            244,826             331,361
                                                      -----------------   -----------------


OTHER ASSETS
    Deferred exploration and development costs (Note         1,195,466           1,195,466
1)
    Investment (Note 1)                                      1,200,000
    Notes receivable                                           275,000             275,000
    Licenses, net of accumulated amortization of $4,595

        and $5,344, respectively (Note 2)                       29,494              28,745

    Advance minimum royalties (Note 2)                          50,750              50,750
    Mineralized material in place (Note 3)                          10                  10
                                                      -----------------   -----------------


        Total other assets                                   2,750,720           1,549,971
                                                      -----------------   -----------------


TOTAL ASSETS                                          $      3,074,567    $      2,051,541
                                                      =================   =================

                The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                         Consolidated Statement of Financial
AND SUBSIDIARIES                                               Position as of December 31, 1996
(A Development Stage Company)                                  and 1995


                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    1996                  1995
                                                            -----------------      -----------------
CURRENT LIABILITIES
    Accounts payable                                        $            963       $         14,356
    Interest payable - other                                           5,859
    Interest payable - related parties (Note 4)                      129,997                129,997
    Notes payable - other (Note 4)                                   570,234                533,951
    Notes payable - related parties (Note 4)                         314,765                314,765
                                                            -----------------      -----------------

        Total current liabilities                                  1,021,818                993,069
                                                            -----------------      -----------------


MINORITY INTEREST (NOTES 2 and 6)
    Minority interest in consolidated entities                     (718,888)              (687,185)
                                                            -----------------      -----------------


COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 50,000,000 shares
authorized,
        14,399,773 shares and 12,842,176 shares outstanding
        December 31, 1996 and 1995, respectively (Notes 1,6           14,399                 12,842
and 8)
    Additional paid-in capital                                     7,417,996              5,998,967
    Accumulated deficit during the development stage             (4,660,758)            (4,266,152)
                                                            -----------------      -----------------

        Total stockholders' equity                                 2,771,637              1,745,657
                                                            -----------------      -----------------


TOTAL LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY                                    $      3,074,567       $      2,051,541
                                                            =================      =================

                The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                   Consolidated Statement of Operations for the Years Ended
AND SUBSIDIARIES                         December 31, 1996, 1995, 1994 and Cumulative Amounts
(A Development Stage Company)            from Inception (May 1, 1983) Through December 31, 1996


                                                                                    Cumulative
                                           1996          1995         1994          Amounts
                                       -----------  -----------  ------------  -----------------

REVENUES
    Management fees - related party    $       -0-  $       -0-  $        -0-  $          77,000
    Sales of equipment                                                200,147            200,147
                                       -----------  -----------  ------------  -----------------
        Total revenues                         -0-          -0-       200,147            277,147
                                       -----------  -----------  ------------  -----------------

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
    Bank service fees                           37           35            84              2,781
    Contract labor                           2,190       72,000        82,500          1,297,314
    Depreciation and amortization           89,302       12,399        21,446            611,654
    Dues and subscriptions                     525          457         4,697             38,884
    Employee benefits                                                                      3,704
    Equipment rental                                                                      24,056
    Exploration                                                                          132,829
    Freight                                                                               10,553
    Insurance                               10,408       11,417        12,531            138,183
    Professional services                  163,675       97,985       118,917          1,467,992
    Licenses, taxes and other fees          79,004        4,937        60,071            226,272
    Office                                  23,432       19,593        22,269            200,147
    Public relations                         1,405                                        74,168
    Rent - office                            6,895        3,418         4,529            170,833
    Repairs and maintenance                  1,739          607                           53,397
    Research and development                                                             447,111
    Telephone and utilities                  2,098        1,962         2,817             56,890
    Transfer and registration fees           6,376        5,171         2,251             42,490
    Travel and entertainment                25,575       13,915        35,822            259,607
    Watchman                                 3,205        1,550         1,560             33,837
    Miscellaneous                            8,934       13,463        11,632            121,067
    Reimbursed expenses                   (50,232)     (26,981)      (43,953)          (498,384)
                                       -----------  -----------  ------------  -----------------
        Total expenses                     374,568      231,928       337,173          4,915,385
                                       -----------  -----------  ------------  -----------------

(LOSS) BEFORE NON-OPERATING ITEMS        (374,568)    (231,928)     (137,026)        (4,638,238)
                                       -----------  -----------  ------------  -----------------

NON-OPERATING INCOME (EXPENSE)
    Interest income                          3,032        1,887         2,905             36,324
    Interest expense                      (54,773)     (68,257)      (79,125)        (1,087,444)
    Forgiveness of debt by related                      (4,367)                          101,509
     parties
    Gain on sale of securities                                                             6,160
    Other income                                                                          42,965
                                       -----------  -----------  ------------  -----------------
        Total non-operating income        (51,741)     (70,737)      (76,220)          (900,486)
         (expense)                     -----------  -----------  ------------  -----------------


(LOSS) BEFORE INCOME TAXES AND
    SUBSIDIARY LOSS                      (426,309)    (302,665)     (213,246)        (5,538,724)
                                       -----------  -----------  ------------  -----------------

INCOME TAXES AND SUBSIDIARY LOSS
    Income taxes                                                                           (768)
    Minority interest in subsidiary         31,703       31,613      (14,745)            891,150
     loss (income)
    Equity in loss of unconsolidated                                                    (12,416)
     subsidiary                        -----------  -----------  ------------  -----------------
        Total income taxes and              31,703       31,613      (14,745)            877,966
         subsidiary loss (income)      -----------  -----------  ------------  -----------------



NET (LOSS)                             $ (394,606)  $ (271,052)  $  (227,991)  $     (4,660,758)
                                       ===========  ===========  ============  =================

NET (LOSS) PER SHARE (NOTE 2)          $     (.03)  $     (.02)  $      (.02)  $           (.42)
                                       ===========  ===========  ============  =================

                The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                               Consolidated Statement of Changes in Stockholders'
AND SUBSIDIARIES                                     Equity for the Period from Inception (May 1, 1983)
(A Development Stage Company)                        Through December 31, 1996


                                                                                  Accumulated
                                                                                  Deficit
                                                                   Additional     During the
                                          Common Stock               Paid-In      Development
                                     Shares           Amount         Capital      Stage             Totals
                                    ------------  -------------  -------------   ------------   -------------

Balances, May 1, 1983                        -0-  $         -0-  $         -0-   $        -0-   $         -0-
    Stock issued for cash,
        July 1983,
        $.01 per share                   400,000          4,000                                         4,000
    Stock issued for mining
        claims and leases,
        at $.015 per share            30,130,328        471,397                                       471,397
    4:1 Reverse stock split         (22,897,746)
    Change from no-par
        to $.001 par                                  (467,764)        467,764
                                    ------------  -------------  -------------   ------------   -------------
Balances, December 31, 1983            7,632,582          7,633        467,764            -0-         475,397

    Stock issued for cash,
        March 1984,
        $.08 per share                   937,500            938         74,062                         75,000
    Cost of offering                                                   (9,081)                        (9,081)
    Net income                                                                          4,349           4,349
                                    ------------  -------------  -------------   ------------   -------------
Balances, December 31, 1984            8,570,082          8,571        532,745          4,349         545,665

    Net (loss)                                                                      (115,602)       (115,602)
                                    ------------  -------------  -------------   ------------   -------------
Balances, December 31, 1985            8,570,082          8,571        532,745      (111,253)         430,063

    Stock issued for cash,
        July 1986,
        $.60 per share                   705,211            705        422,415                        423,120
    Costs of offering                                                  (9,848)                        (9,848)
    Stock issued for cash,
        December 1986:
        $.60 per share                   166,667            167         99,833                        100,000
        $1.00 per share                  100,000            100         99,900                        100,000
    Net (loss)                                                                      (133,173)       (133,173)
                                    ------------  -------------  -------------   ------------   -------------
Balances, December 31, 1986            9,541,960          9,543      1,145,045      (244,426)         910,162

   Prior period adjustment                                                           (12,416)        (12,416)
                                    ------------  -------------  -------------   ------------   -------------
Balances, December 31, 1986 as         9,541,960          9,543      1,145,045      (256,842)         897,746
restated

                The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                              Consolidated Statement of Changes in
                                                                   Stockholders'
AND SUBSIDIARIES                                                    Equity for the Period from Inception
                                                                   (May 1, 1983)
(A Development Stage Company)                                       Through December 31, 1996


                                                                                      Accumulated
                                                                                      Deficit
                                                             Additional               During the
                                     Common Stock        Paid-In   Treasury   Stock   Development
                                   Shares      Amount    Capital    Shares    Amount  Stage         Totals
                                  ---------- --------  ----------  ---------  ------ ------------ ------------
Balances, December 31,
    1986 as restated               9,541,960 $  9,543  $1,145,045        -0-  $  -0- $  (256,842) $   897,746

    Stock issued for:
        Services, February 1987,
            $.60 per share            21,784       22      13,048                                    13,070
        Services, March 1987,
            $.60 per share             6,660        6       3,990                                     3,996
        Cash, April-September
            1987, $1.40 per          576,123      576     805,999                                   806,575
            share
  Services, June 1987,
          $1.40 per share              3,699        4       5,175                                     5,179
  Buildings, land, equipment,
       mining leases, July 1987,
            $1.06 per share          761,548      762     809,151                                   809,913
  Increased partnership interest,
            October 1, 1987,
            $.10 per share           269,167      269    (45,367)                                  (45,098)
            (Note 2)
    Treasury stock acquired                                        (237,900)
    Net (loss)                                                                        (301,868)   (301,868)
                                  ---------- --------  ----------  ---------  ------ ------------ ------------
Balances, December 31, 1987       11,180,941   11,182   2,737,041  (237,900)   -0-    (558,710)   2,189,513

    Stock issued for:
        Services,
            February 1988,
                $1.40 per share          683        1         955                                       956
            September 1988,
                $1.50 per share          200                  300                                       300
    Sales of treasury stock                                 1,272     20,000                          1,272
    Net (loss)                                                                        (446,594)   (446,594)
                                  ---------- --------  ----------  ---------  ------ ------------ ------------
Balances, December 31, 1988       11,181,824   11,183   2,739,568  (217,900)   -0-  (1,005,304)   1,745,447

    Stock issued for:
        Assets
            September 1989,
                $.90 per share         1,000        1         899                                       900
        Operating expenses
            May-December 1989          8,200        8       6,647                                     6,655
    Net (loss)                                                                        (549,042)   (549,042)
                                  ---------- --------  ----------  ---------  ------ ------------ ------------
Balances, December 31, 1989       11,191,024   11,192   2,747,114  (217,900)   -0-  (1,554,346)   1,203,960

                The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                             Consolidated Statement of Changes in Stockholders'
AND SUBSIDIARIES                                                   Equity for the Period from Inception (May 1, 1983)
(A Development Stage Company)                                      Through December 31, 1996


                                                                                      Accumulated
                                                                                      Deficit
                                                            Additional                During the
                                    Common Stock        Paid-In    Treasury  Stock    Development
                                  Shares     Amount     Capital     Shares   Amount   Stage          Totals
                                ----------  -------- -----------  ---------- ------ ------------- ------------

Balances, December 31, 1989     11,191,024  $ 11,192 $ 2,747,114   (217,900) $ -0-  $ (1,554,346) $  1,203,960

    Stock issued for:
        Services                                                       1,000
        Operating expenses
            at $.047 per share         200                    94                                            94
            at $.81 per share       27,231        27      22,098                                        22,125
            at $1.25 per share       5,000         5       6,245                                         6,250
        Patents, October 1990,
            $1.25 per share          8,000         8       9,992                                        10,000
        Cash, 4th Quarter,
            $1.25 per share        188,456       189     235,319                                       235,508
    Net (loss)                                                                          (515,868)    (515,868)
                                ----------  -------- -----------  ---------- ------ ------------- ------------
Balances, December 31, 1990     11,419,911    11,421   3,020,862   (216,900)   -0-    (2,070,214)      962,069

    Stock issued for:
        Cash, 1st Quarter           16,500        16      20,609                                        20,625
        Operating expenses
            September 1991,
                $1.00 per share      1,000         1         999                                         1,000
            October 1991,
                $.905 per share     10,000        10       9,040                                         9,050
        Recision of Treasury
            Stock, 2nd Quarter                                       216,900
        Contributed capital
            from directors                               208,036                                       208,036
    Net (loss)                                                                          (383,578)    (383,578)
                                ----------  -------- -----------  ---------- ------ ------------- ------------
Balances, December 31, 1991     11,447,411    11,448   3,259,546         -0-   -0-    (2,453,792)      817,202

    Stock issued for:
        Reduction of debt,
            3rd Quarter             50,262        50      26,338                                        26,388
        Cash, 4th Quarter           40,000        40       3,960                                         4,000
        Exercise of 1990
            option                 435,912       436       (436)
        Options granted for
            services                                     533,975                                       533,975
        Contributed capital
            from directors                               467,290                                       467,290
    Net (loss)                                                                          (817,804)    (817,804)
                                ----------  -------- -----------  ---------- ------ ------------- ------------
Balances, December 31, 1992     11,973,585    11,974   4,290,673         -0-   -0-    (3,271,596)    1,031,051

                The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                         Consolidated Statement of Changes in Stockholders'
AND SUBSIDIARIES                                               Equity for the Period from Inception (May 1, 1983)
(A Development Stage Company)                                  Through December 31, 1996


                                                                                              Accumulated
                                                                                              Deficit
                                                                             Additional       During the
                                                   Common Stock               Paid-In         Development
                                               Shares          Amount         Capital         Stage              Totals
                                               ----------   -----------  ----------------  ----------------  ---------------
Balances, December 31, 1992                    11,973,585   $    11,974  $      4,290,673  $    (3,271,596)  $     1,031,051

    Stock issued for:
        Cash
            at $.10 per share                      90,000            90             8,910                              9,000
            at $1.25 per share                      1,000             1             1,249                              1,250
            at $.10 per share                      10,000            10               990                              1,000
        Operating expenses                         10,000            10            12,690                             12,700
        Exercise of 1990 options                    2,000             2               (2)
        Contributed capital from directors                                        816,124                            816,124
        Contributed capital - other                                                 1,250                              1,250
    Net (loss)                                                                                    (495,513)        (495,513)
                                               ----------   -----------  ----------------  ----------------  ---------------
Balances, December 31, 1993                    12,086,585        12,087         5,131,884       (3,767,109)        1,376,862

    Stock issued for:
        Cash
            at $.97 per share                      50,000            50            48,550                             48,600
            at $.88 per share                      30,000            30            26,430                             26,460
            at $.97 per share                      65,574            66            63,574                             63,640
        Operating expenses                         12,800            13            39,987                             40,000
        Prepaid expenses                           12,800            13            39,987                             40,000
        Reduction of debt                           8,380             8            29,992                             30,000
        Operating expenses                          9,120             9            32,706                             32,715
    Options                                       110,000           110            10,890                             11,000
    Contributed capital from directors                                            176,108                            176,108
    Net (loss)                                                                                    (227,991)        (227,991)
                                               ----------   -----------  ----------------  ----------------  ---------------
Balances, December 31, 1994                    12,385,259        12,386         5,600,108       (3,995,100)        1,617,394

    Contributed capital from directors                                            190,752                            190,752
    Stock issued for:
        Cash
            at $.97 per share                      82,580            83            79,917                             80,000
            at $.87 per share                     115,077           115            99,885                            100,000
            at $.95 per share                     159,260           159           151,804                            151,963
    Investment in NuPower                         100,000           100         (119,349)                          (119,249)
    Stock registration fees                                                       (4,151)                            (4,151)
    Net (loss)                                                                                    (271,052)        (271,052)
                                               ----------   -----------  ----------------  ----------------  ---------------
Balances, December 31, 1995                    12,842,176        12,843         5,998,966       (4,266,152)        1,745,657

                The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                     Consolidated Statement of Changes in Stockholders'
AND SUBSIDIARIES                                           Equity for the Period from Inception (May 1, 1983)
(A Development Stage Company)                              Through December 31, 1996

                                                                                          Accumulated
                                                                                            Deficit
                                                                         Additional        During the
                                                Common Stock              Paid-In         Development
                                            Shares          Amount        Capital            Stage             Totals
                                            ----------   ----------   --------------   ----------------  -----------------

Balances, December 31, 1995                 12,842,176   $   12,843   $    5,998,966   $    (4,266,152)  $       1,745,657

    Common stock issued
        for services at $.375
        per share                               34,000           34           20,026                                20,060
    Cash contributed to
        additional paid-in
        capital                                                               55,528                                55,528
    Notes payable converted
        to common stock at
        $.729 per share                         34,305           34           24,964                                24,998
    Common stock options
        exercised for cash at
        $.10 per share                          50,000           50            4,950                                 5,000
    Notes payable converted
        to common stock at
        $.646 per share                         61,895           62           39,938                                40,000
    Notes payable converted
        to common stock at
        $.454 per share                        110,193          110           49,890                                50,000
    Notes payable converted
        to common stock at
        $.372 per share                         67,204           67           24,933                                25,000
    Common stock issued
        for 15% of a development
        stage company (Note 1)               1,200,000        1,200        1,198,800                             1,200,000
    Contributed capital from directors
    Net (loss)                                                                                (394,606)          (394,606)
                                            ----------   ----------   --------------   ----------------  -----------------
Balances, December 31, 1996                 14,399,773   $   14,400   $    7,417,995   $    (4,660,758)  $       2,771,637
                                            ==========   ==========   ==============   ================  =================

                The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                         Consolidated Statement of Cash Flows for the Years Ended
AND SUBSIDIARIES                               December 31, 1996, 1995, 1994 and Cumulative Amounts
(A Development Stage Company)                  from Inception (May 1, 1983) Through December 31, 1996



                                                                                                Cumulative
                                                  1996            1995           1994           Amounts
                                             -------------  --------------  -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                  $   (394,606)  $    (271,052)  $   (227,991)  $   (4,660,758)
  Add items not requiring the use
   of cash:
   Depreciation and amortization                    89,301          12,399         21,446          620,740
   Forgiveness of debt                                               4,367                       (101,509)
   Minority interest                              (31,703)        (31,612)         14,745        (878,732)
   Loss (gain) on sale of equipment                                             (200,147)        (199,220)
   Stock granted for operating expenses             20,060                         72,715          174,150
   Stock options issued for services                                                               533,975
   Accrued interest payable converted to                                                            56,631
    debt
  Net (increase)/decrease in:
   Accounts receivable                            (11,577)        (10,430)        (2,908)         (24,915)
   Prepaid insurance                                 4,656                        (2,031)          (1,437)
   Stock issued for prepaid expenses                                               40,000           40,000
  Net increase/(decrease) in:
   Accounts payable                               (13,393)         (6,001)       (24,000)            3,937
   Interest payable                                  5,859         (6,571)          6,571          135,856
                                             -------------  --------------  -------------  ---------------

  NET CASH FLOWS PROVIDED FROM
   OPERATING ACTIVITIES                          (331,403)       (308,900)      (301,600)      (4,301,282)
                                             -------------  --------------  -------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
 (Additions)/reductions:
  Mining claims                                                                                   (10,728)
  Deferred exploration and
    development costs                                                                            (485,000)
  Property, plant and equipment                    (3,515)         (3,500)                       (302,970)
  Mining leases                                                                                    (5,330)
  Leasehold improvements                                                                           (9,357)
  Patents and licenses                                               (195)          (726)         (72,856)
  Advance minimum royalties                                                      (25,000)         (52,591)
  Partnership investment                                           119,249                          90,749
  Organization costs                                                                               (1,296)
 Proceeds from:
  Sale of equipment                                                               286,875          296,876
  Redemption of bonds and deposits                                                                   3,091
 Loans made                                                                     (275,000)        (395,456)
  Less repayments                                                                                  108,354
                                             -------------  --------------  -------------  ---------------
  NET CASH FLOWS PROVIDED (USED)
   FROM INVESTING ACTIVITIES                       (3,515)         115,554       (13,851)        (836,514)
                                             -------------  --------------  -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of short term debt                                                                     2,283,112
 Payments to settle debt                         (123,719)       (171,458)      (194,048)      (1,733,706)
 Issuance of long term debt                        300,000                                         588,184
 Sale of treasury stock                                                                              1,272
 Contributed capital                                60,478         190,752        176,108        1,920,038
 Issuance of common stock                               50         208,563        149,700        2,119,462
                                             -------------  --------------  -------------  ---------------
  NET CASH FLOWS PROVIDED
   FROM FINANCING ACTIVITIES                       236,809         227,857        131,760        5,178,362
                                             -------------  --------------  -------------  ---------------

NET INCREASE (DECREASE) IN CASH                   (98,109)          34,511      (183,691)           40,566
CASH AT BEGINNING OF YEAR                          138,675         104,164        287,855
                                             -------------  --------------  -------------  ---------------

CASH AT END OF YEAR                          $      40,566  $      138,675  $     104,164  $        40,566
                                             =============  ==============  =============  ===============


                The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                         Consolidated Statement of Cash Flows for the Years Ended
AND SUBSIDIARIES                                               December 31, 1996, 1995, 1994 and Cumulative Amounts
(A Development Stage Company)                                  from Inception (May 1, 1983) Through December 31, 1996



SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                             1996             1995             1994
                                                                      ----------------   ------------   ----------------
 Noncash Investing and Financing Activities


 Long term debt converted to 273,597 shares of common stock           $        139,998
                                                                      ================



 Issuance of 1,200,000 shares of common stock for investment
  in corporation                                                      $      1,200,000
                                                                      ================



 Issuance of 100,000 shares of common stock for partnership
  interest                                                                               $     62,500
                                                                                         ============



 Issuance of 8,380 shares of common stock to satisfy debt
  obligation                                                                                             $         30,000
                                                                                                         ================



 Forgiveness of related party debt                                                       $    (4,367)
                                                                                         ============



 Interest payments in cash                                            $         44,075   $     74,828   $         72,554
                                                                      ================   ============   ================


               The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 1 - ORGANIZATION

  Company Business

  The Company was incorporated as Okanogan Development, Inc., on July 18, 1983 under the laws of the State of Washington. It was formed primarily for the purpose of investing in real estate and interests in real estate. On April 25, 1985, the Company combined with MADD Exploration, a Montana partnership, and changed its name to Montana Precision Mining, Ltd. In August, 1995, the Company changes its name to MPM Technologies, Inc. As a result of the combination, the Company acquired mining properties, and since that time has been engaged in the development of those properties and further exploration for minerals. Prior to the acquisition of the mining properties from MADD Exploration, which began operations on May 1, 1983, (Notes 3 and 7), the partners of MADD had expended approximately $2.25 million in exploration and development of the properties and the construction of a 200 ton per day mill. Since April 30, 1985, the partners in MADD have become officers and directors of the Company and subsequently advanced additional funds for further development and operation of the properties (Notes 4 and 7). The mining claims are located in Powell County, Montana. During 1996, the Company purchased Unitel Technologies, Inc.'s, 15% interest in the Skygas venture for
  1.2 million shares of common stock. The Skygas venture was formed in 1990 for the purpose of commercializing the Skygas technology. As of December 31, 1996, participants in the venture included USF Smogless, Milan, Italy, a subsidiary of United States Filter Corporation, Palm Desert, California, and the Company. Skygas is a disposal/gasification process that converts solid and semi-solid waste into clean, medium BTU synthesis gas.

  Deferred Exploration and Development Costs

  The Company capitalizes those costs of exploration and development (incurred or acquired) which, in the opinion of management, benefit future periods. These costs will be used to offset future productions on the properties or will be written off if the related property is abandoned, or if data does not delineate a commercial ore body. These costs do not exceed net realizable value. All general and administrative costs are expensed as incurred.

  Going Concern

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. The Company has sustained substantial losses in recent years and used substantial amounts of working capital. Current liabilities exceed current assets by approximately $942,797 as of December 31, 1996.

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 1 - ORGANIZATION (Continued)

  Going Concern (Continued)

  The principal asset of the Company is Deferred Exploration and Development Costs ($1,195,466 and $1,195,466 at December 31, 1996 and 1995 respectively)
  related to the Company's mining properties.   The recovery of
  these costs is based on the successful future development and production of the related properties. Should these costs not be recoverable, doubt arises about the continued existence of the Company. Management believes this
  likelihood  is mitigated  by its  continued  negotiations with major   mining
  companies to form a joint venture to develop these properties. Also, management believes that geological, geophysical and engineering data to date has identified mineralized material in place which are in commercial quantities to be of value, and which would attach to the properties if disposed (Note 3).

  Management also believes the agreement with USF Smogless, S.p.A., to develop and build a commercial Skygas plant in Europe is of value and will significantly reduce the Company's expenditures related to its waste-to-energy program. It is anticipated the Company will finalize current negotiations for the sale of a Skygas plant during 1997.

  Management intends to actively seek out and successfully negotiate the acquisition of other companies during 1997. The Company plans to investigate ways to raise capital specifically through various stock offerings.

  In view of these matters, the continuation of the Company as a going concern is dependent upon the Company's ability to meet its financing requirements and success of its future operations. Management believes that actions presently being taken to form a joint venture, to develop the Company's mining properties, to actively pursue acquisition of companies and the agreement with USF Smogless, provide the opportunity for the Company to continue as a going concern.

  Mining Properties

  On April 25, 1985, the shareholders of the Company approved the acquisition of 50% of the interest owned by the partners of MADD Exploration (a Montana partnership and a related party) in certain mining claims and leases located in the Zosell Mining District, Powell County, Montana, by issuance of
  4,616,252 shares (after giving effect to the 4:1 split) of the Company's previously unissued common stock (Note 6).  The interests acquired pursuant to this approval had previously been purchased, leased or staked by the partners of MADD Exploration.  The Company also assumed a liability related to the patented mining claims and the mineral interest acquired on the patented mining claims (Note 5).  On January 20, 1986, the partners of MADD exercised an option allowing them to transfer an additional 42% of their interest in  those claims and  leases in  exchange for 2,800,000 additional

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 1 - ORGANIZATION (Continued)

  Mining Properties (Continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

  The accompanying consolidated financial statements include the accounts of MPM Technologies, Inc., and its subsidiaries, MPM Mining, Inc., NuPower, Inc., and NuPower (a General Partnership). Intercompany items and transactions between companies have been eliminated.

  MPM Mining, Inc., a wholly owned subsidiary, was formed during 1987 to conduct the Company's mining operations. As of December 31, 1996, MPM Mining, Inc., had not yet begun operations.

  NuPower, Inc., a wholly owned subsidiary, was formed during 1986 to conduct the Company's waste-to-energy operations. As of December 31, 1996, NuPower, Inc., had not yet begun operations.

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

  During 1987, the Company acquired an additional 36% interest in NuPower in exchange for 269,167 shares of its previously unissued common stock. This acquisition increased the Company's interest in NuPower from 15% to 51%. As other partners in NuPower include officers and directors of the Company, the acquisition has been treated as a related party transaction.

  Property and Depreciation

  Property and equipment are stated at cost. Depreciation is provided primarily using the straight-line method over estimated useful lives, as determined by management. Major improvements and betterments to existing

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Property and Depreciation (Continued)

  property and equipment are capitalized. Expenditures for repairs and maintenance which do not extend the useful lives of the applicable assets are charged to operations as incurred. Leasehold improvements relate to the _Skygas_ project and are amortized over 7 years.

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

  Net Income(Loss) Per Share

  Net income(loss) per share is computed based on the weighted average number of shares outstanding during the period (after giving effect to the 4:1 reverse stock split) as follows (Note 6):

          Number of Shares              Period
            13,339,445        Year Ended December 31, 1996
            12,534,158        Year Ended December 31, 1995
            12,107,813        Year Ended December 31, 1994
            11,030,228        Inception to December 31, 1996

  Licenses

  The Company has a license from A.C. Lewis, the inventor of the _Skygas_ process, for the manufacture and construction of units.

  Using the straight-line method, capitalized license costs are amortized over 408 months.

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Advance Minimum Royalties

  Advance minimum royalties are amounts paid to property owners for the right to explore and extract any mineralized present. The amounts paid will be offset against the Company's lease agreement, which provides for a royalty on the minerals extracted. These payments in advance of production are part of the underlying lease and are set at a minimum level to the property owner.

  Advanced royalties were paid to A.C. Lewis related to the agreement for the Skygas License dated July 21, 1988.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principals requires the use of the Company's management estimates for various accounts.

  Concentration of Risk

  As of December 31, 1996, the Company had no cash deposits in excess of federally insured limits. Cash accounts at banks are insured by FDIC for up to $100,000.

NOTE 3 - MINING CLAIMS

  Patented

  The Company acquired 92% of the mineral interest in five (5) patented claims, referred to as the Emery Group, owned by the partners of MADD Exploration. The Company's interest is recorded at cost to the partners of MADD Exploration. The Company currently owns eight patented mining claims in Montana as of December 31, 1996. These claims are recorded at cost.

  Unpatented

  The Company owns 16 unpatented claims as of December 31, 1996.

  Leases

  The Company leases 8 patented claims and 13 unpatented claims as of December 31, 1996.

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 3 - MINING CLAIMS (Continued)

  Mineralized Material

  Management carries mineralized material in an amount of $10 on the balance sheet as a nominal amount for purposes of disclosure.

  A mineral deposit or mineralized material is a mineralized underground body which has been intersected by sufficient closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration-development work. This deposit does not qualify as a commercially mineable ore body (reserves), as prescribed under Commission standards, until a final and comprehensive economic, technical and legal feasibility study based upon the test results is concluded.

                              (Forward to Next Page)

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 4 - NOTES PAYABLE

  Notes Payable - Related Parties             1996         1995
  -------------------------------           ---------   ----------
  Alfred Luciano (Director of
    the Company), Unsecured,
    Interest at 11%, Due on
    Demand                                  $   6,827   $    6,827

  Rudolph Bottiglione (Partner -
    NuPower), Unsecured, Interest
    at 11%, Due on Demand                      25,000       25,000

  Richard Appleby (Director of
    the Company), Unsecured,
    Interest at 11%, Due on
    Demand                                    129,682      129,682

  Michael Luciano (Partner -
    NuPower), Unsecured,
    Interest at 11%, Due on
    Demand                                     35,000       35,000

  Myron Katz (Director of
    the Company), Unsecured,
    Interest at 11%, Due on
    Demand                                     52,139       52,139

  Daniel D. Smozanek (Director of
    the Company), Unsecured,
    Interest at 11%, Due on
    Demand                                     66,117       66,117
                                            ---------    ---------
  Notes Payable - Related Parties           $ 314,765    $ 314,765
                                            =========    =========

  On August 13, 1987, the principal shareholders subordinated their loans to outside creditors and claims, in any, by other shareholders to the Company.

  Unpaid interest on the notes payable to the former partners of MADD Exploration totaled $17,452 as of December 31, 1996, and $17,452 as of December 31, 1995.





                                   (Continued)

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 4 - NOTES PAYABLE (Continued)

  Accrued interest to related parties totaled $129,997 at December 31, 1996, and $129,997 at December 31, 1995. Related parties are in voluntary agreement to terminate their current and future interest as of December 31, 1995.

  Notes Payable - Others                      1996         1995
  ----------------------                    ---------   ---------
  Notes Payable to First Morris
    Bank of New Jersey, With
    Interest at Prime Plus 1%,
    Payable on Demand                       $ 328,800   $ 434,000

  Note Payable to Chesterton
    Trading, Ltd., of London,
    England, With Interest at
    5%, Payable April 1, 1999.
    This Note is Convertible
    into Common Stock of the
    Company.                                   88,406

  Note Payable to Sage Capital
    Investment, Limited, of Nassau,
    Bahamas, Interest Unstated,
    Payable September 17, 1997.
    This Note is Convertible into
    Common Stock of the Company.               76,432

  Note Payable to First National
    Bank of Libby, Montana, With
    Interest at Prime Plus 1%,
    Payable on Demand                          76,596      99,951
                                            ---------   ---------
  Notes Payable - Other                     $ 570,234   $ 533,951
                                            =========   =========

NOTE 5 - RELATED PARTY TRANSACTIONS

  The Company contracts for its shareholder relations services with a shareholder and officer of the Company. Fees paid to this related party for services for 1994, 1995 and 1996 were $39,600, $41,350, and $52,655 respectively.

  The Company acquired a mill, land, equipment, mining properties, has assumed certain notes and contracts, and borrowed funds from MADD Exploration, which is a related party. The four partners of MADD are all officers and directors of the Company (Notes 1, 2 and 4). Related party notes payable are listed in
  Note 4.

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 6 - MINORITY INTEREST IN CONSOLIDATED ENTITIES

  NuPower, a general partnership, is 58.21% owned by the Company. Since the Company has the 58.21% ownership and significant control, it is consolidated for financial statements purposes

  The _less than 50% partners_ of NuPower partnership are liable for the accumulated deficit balances in their collective partnership equity accounts pursuant to the general partnership rules, as well as specific agreements. Under these guidelines, the Company has recorded on its books the accumulated deficit in the _Minority Interest in Consolidated Entities_ line item.

NOTE 7 - COMMITMENTS

  Mining Leases

  The Company entered into certain mining lease agreements. The following schedule of future minimum lease payments required under lease agreements that have initial or remaining noncancelable lease terms in excess of one year for the five years ending after December 31, 1996.

                       1997              $  6,300
                       1998                 6,300
                       1999                 6,300
                       2000                 6,300
                       2001                 6,300
                                         --------
                                         $ 31,500
                                         ========

Skygas Technology

The Company, through NuPower, entered into an exclusive license rights agreement with Skygas inventor, A.C. Lewis, whereby the Company agreed to pay Lewis the sum of $72,000 annually through April 1, 2007. Following is a schedule of payments for the five years ending after December 31, 1996.

                       1997              $ 72,000
                       1998                72,000
                       1999                72,000
                       2000                72,000
                       2001                72,000
                                         --------
                                         $360,000
                                         ========

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 8 - STOCK OPTION PLAN

  On May 22, 1990, the shareholders of the Company voted to approve a stock options plan for selected key employees, officers and directors of the Company. The plan is administered by a Compensation Committee of the Board of Directors (the _committee_) consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the committee relating to the Plan. Generally, the plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will be not less than 100% of the market price per share of the Common Stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchase price will be paid in full on the date of purchase. The Plan provides that options may be transferred only by will or by the laws of descent and distribution and maybe exercised during the optionee's lifetime only by the optionee or by the optionee's guardian or legal representative. No options have yet been issued. A maximum of 2,130,000 shares were approved by the shareholders for allocation to such stock option plan.

  During 1996, an officer of the Company exercised options to purchase 50,000 shares of common stock for $5,000.

  As of December 31, 1996, of the original 2,130,000 options available in the plan, 921,000 options remained available for granting. As of December 31, 1996, 1,209,000 options from the plant had been granted. Of the 1,209,000 options granted, 300,000 options had been exercised as of December 31, 1996. Therefore, there are currently 909,000 shares under option that are available to be exercised at $.10 per share. The 909,000 shares under option will expire in 2002.

MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 9 - SEGMENT FINANCIAL DATA

  The Company's operations are classified into three principal industry segments:  mining, waste-to-energy, corporate and other.
  Following is a summary of segment information for 1996, 1995 and 1994.

  Year Ended December 31, 1996

                                               Waste-to-     Corporate          1996
                                     Mining       Energy     And Other         Total
                                  ----------   ----------    ----------    ----------
  Net Sales                       $      -0-   $      -0-    $      -0-    $      -0-
  Depreciation and
    Amortization                     90,050         (748)           -0-       89,302
  Research and Development               -0-          -0-           -0-           -0-
  Operating (Loss)                 (110,107)     (75,862)     (188,599)     (374,568)
  Net (Loss)                       (110,107)     (75,763)     (208,736)     (394,606)
  Capital Expenditures                   -0-          -0-        3,515         3,515
  Identifiable Assets             1,462,953      329,492     1,282,122     3,074,567

  Year Ended December 31, 1995

                                               Waste-to-     Corporate          1995
                                     Mining       Energy     And Other         Total
                                  ----------   ----------    ----------    ----------
  Net Sales                       $      -0-   $      -0-    $      -0-    $      -0-
  Depreciation and
    Amortization                     10,668        4,731            -0-       12,399
  Research and Development               -0-          -0-           -0-           -0-
  Operating (Loss)                  (65,191)     (68,826)      (97,911)     (231,928)
  Net (Loss)                        (63,304)     (68,826)     (138,922)     (271,052)
  Capital Expenditures                   -0-          -0-           -0-           -0-
  Identifiable Assets             1,552,586      354,477       144,478     2,051,541


  Year Ended December 31, 1994

                                               Waste-to-     Corporate          1994
                                     Mining       Energy     And Other         Total
                                  ----------   ----------    ----------    ----------
  Net Sales                      $   11,875   $  188,272     $      -0-   $  200,147
  Depreciation and
    Amortization                     10,668       10,778            -0-       21,446
  Research and Development               -0-          -0-           -0-           -0-
  Operating (Loss)                  (52,652)      30,092      (114,466)     (137,026)
  Net (Loss)                        (49,747)      30,092      (208,336)     (227,991)
  Capital Expenditures                   -0-          -0-           -0-           -0-
  Identifiable Assets             1,559,754      351,762       103,788     2,015,304


MPM TECHNOLOGIES, INC.               NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington

NOTE 10 - ACCOUNTING FOR INCOME TAXES

  The implementation of FAS 109 is not expected to have a material effect on the operations of the Company. The Company has operating loss carryovers of $3,688,144 to the year ended December 31, 1997. Currently there are no temporary differences reported in the financial statements. These net operating losses will commence to expire in 2001. The Company has not recorded a deferred tax asset for net operating loss carryovers because of the uncertainty of any future taxable income.

                    CONSENT OF CERTIFIED PUBLIC ACCOUNTANT





Board of Directors
MPM TECHNOLOGIES, INC.
Spokane, Washington


I hereby consent to the use of my name and report dated April 14, 1997, of MPM TECHNOLOGIES, INC., and the inclusion of my name in the subcaption _Experts_.




Terrence J. Dunne
Certified Public Accountant

April 14, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There were no disagreements on accounting and financial disclosures during 1996, nor has there been a change in accountants.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

a)  Identification of Directors

                                                                FIRST
                                                               ELECTED
            NAME           AGE            POSITION            DIRECTOR

   Charles A. Romberg       48   President/Director           04/25/85
   Richard E. Appleby       57   Vice President/Director      04/25/85
   Myron Katz               66   Vice President/Director      04/25/85
   Daniel D. Smozanek       71   Treasurer/Director           04/25/85
   L. Craig Cary Smith      47   Director                     04/25/85
   Alfred J. Luciano        65   Director                     06/19/92

  The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b)  Identification of Executive Officers

            NAME           AGE            POSITION             OFFICER
                                                                SINCE

   Charles A. Romberg       48   President/Director           04/25/85
   Richard E. Appleby       57   Vice President/Director      04/25/85
   Myron Katz               66   Vice President/Director      04/25/85
   Daniel D. Smozanek       71   Treasurer/Director           04/25/85
   Robert D. Little         47   Secretary                    01/03/91

  The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c)  Identification of Certain Significant Employees

  As of December 31, 1996, the Company had no employees; however, the Company is presently dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

d)  Family Relations

  There are no family relationships, whether by blood, marriage or adoption, between any executives and directors.

e)  Business Experience

  (1)     Background

       Charles A. Romberg, is President and Director of the Company. Mr. Romberg is a graduate of Linfield College where he received a Bachelor of Science Degree in Economics and Business Administration. He was elected President of MPM Technologies, Inc., in 1990. Mr. Romberg has been the President of Andre-Romberg Insurance Brokerage since 1980. His responsibilities include the overall management of a company generating annual sales in excess of $14 million. Over the past 20 years, Mr. Romberg has worked with numerous clients restructuring existing

       businesses and organizing and launching new ventures. Mr. Romberg resides in Spokane, Washington.

       Richard E. Appleby, is Vice President and Director of the Company. He attended post graduate courses at Rutger in Landscape Design, Landscape Maintenance, Landscape Construction and Pesticide Application. From 1957 to 1973, Mr. Appleby was Superintendent and Manager of A-L Services and for Farm Harvesting Co. constructing all types of site development and landscape construction projects. From 1973 to 1980, he was Vice President of A-L Services. Since 1980, he has been President of A-L Services. Mr. Appleby resides in Mendham, New Jersey.

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

       Robert D. Little, is Secretary of the Company. He is a graduate of Central Washington University with a Bachelor of Arts Degree in Sociology; graduate studies at the University of Washington in Education and completed Teacher Certification at Seattle University. From 1975 to 1985, he was the Founder and Director of Education of the Meridian School in Seattle, Washington. From 1985 to the present, Mr. Little has been Operations Manager for the Company and became Secretary of the Company in 1991. Mr. Little has been owner of R.D. Little Company which specializes in assisting small public companies with shareholder and investor relations from 1985 to the present. Mr. Little resides in Spokane, Washington.

       L. Craig Cary Smith, is a Director of the Company. Mr. Smith graduated from Gonzaga Law School in 1981 and was admitted to the Washington State Bar that same year. From 1974 to 1976, he was involved with the U.S. Department of Interior and U.S. Department of Fish and Wildlife as a surveyor and Graduate Student. From 1981 to present, Mr. Smith has been a partner in general practice at Smith and Hemingway in Spokane, Washington. Mr. Smith resides in Spokane, Washington.

       Alfred J. Luciano, is Director of the Company. Mr. Luciano was Founder and President of Farm Harvesting Company from 1950 to 1978. From 1960 to 1979, Mr. Luciano was Founder and President of A-L Services maintaining corporate sites including Allied Chemical, Exxon Research, Sandoz, Inc., Interpace, Warner Chilcott, and the Mennen Co. He is past President of the Associated Independent Contractors of the State of New Jersey and Co-Founder and Director of First Morris Bank in Morristown, New Jersey. From 1973 to the present, Mr. Luciano has been engaged in ranching; 1978 to 1980, he was engaged in developing a copper and silver deposit in Hungry Horse, Montana. From 1981 to 1986, he was engaged in developing the Emery Mine property in Powell County, Montana. From 1985 to until his resignation in 1990, Mr. Luciano was President of Montana Precision Mining, Ltd. From 1990 to the present he has been Senior Manager of Operations and Development of the Skygas Process.


  (2)      Directorships

       None of the directors of the Company are directors of other companies with securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act or any company registered under the Investment Company Act of 1940.

f)  Involvement in Certain Legal Proceedings

  Not Applicable

g)  Promoter and Control Persons

  Not Applicable

Item 11. Executive Compensation

  The following table shows the remuneration of officers and directors in excess of $100,000 in 1996, 1995 and 1994.


SUMMARY COMPENSATION TABLE

LONG TERM COMPENSATION

                       Annual Compensation                 Awards                    Payouts
Name and
Principal                                 Other         Stock  Options     LTIP        All Other
Position              Year  Salary  Bonus Compensation Awards  SARs($) Payouts($) Compensation($)
-------------------- ------ ------  ----- ------------ ------  ------- ---------- ---------------
Charles A. Romberg
President             1996
                      1995
                      1994
                      1993                                                                403,000

Robert D. Little
Secretary             1996
                      1995
                      1994
                      1993                                                                403,000

L. Craig Cary Smith   1996
                      1995
                      1994
                      1993                                                                403,000

OPTION GRANTS IN 1996 FISCAL YEAR

INDIVIDUAL GRANTS


                           % of Total Options/SARs    Exercise      Date
              Options      Granted to Employees       Or Base       of     Market Price on
Name         SARs Granted    In Fiscal Year 1996      Price ($/Sh)  Grant  Expiration Date
--------------------------------------------------------------------------------------------
                                  NONE

AGGREGATED OPTION/SAR EXERCIES IN LAST FISCAL YEAR

AND FYE OPTION/SAR VALUES

                                                                               Unexercised in
                                                                               the Money
                                                                               Options/SAR
                                                     Number of Unexercised     at FYE ($)
                    Shares Acquired                  Options/SARS FYE 1996     Exercisable/
Name                on Exercise      Value Realized  Exercisable/Unexercisable Unexercisable
------------------- --------------- ---------------- ------------------------- --------------
Charles A. Romberg
President/Director                                   313,000 Exercisable             $136,938
                                                                                  Exercisable

Robert D. Little
Secretary                                            243,000 Exercisable             $106,312
                                                                                  Exercisable

L. Craig Cary Smith
Director                                             353,000 Exercisable             $154,438
                                                                                  Exercisable

a)  Current Remuneration

  None of the officers or directors are compensated for their services as an officer or director. Each is reimbursed for out-of-pocket expenses incurred on Company business.

b)  Proposed Remuneration

  It is not contemplated that any salaries will be paid unless, and until such time as, the Company may require full-time commitments from any officer or director.

c)  Incentive and Compensation Plans and Arrangements

  The Company has no retirement, profit sharing, pension, or insurance plans covering its officers and directors. No advances have been made, nor are any contemplated by the Company, to any of its officers or directors.

  The shareholders of the Company, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of the Company. The purpose of the option plan is to promote the interests of the Company and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in the Company's business and an increased personal interest in its continued success and progress.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

a)  Security Ownership and Certain Beneficial Owners

  Other than as set forth in Part b) of this Item, Security Ownership of Management, no person or group was known by the Registrant to own more than five percent of the Company's common stock.

b)  Security Ownership of Management as of February 15, 1996

  The following table sets forth, as of February 15, 1996, the amount and percentage of the Common Stock of the Company, which according to the information supplied to the Company, is beneficially owned by management, including officers and directors of the Company. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

     Title of        Name of           Amount and Nature of      Percent
       Class     Beneficial Owner      Beneficial Ownership     of Class
     -------- ---------------------   ------------------------  --------
      Common  Charles A. Romberg              64,500  [1]  [8]    0.45
      Common  Richard E. Appleby             825,345  [2]   --    5.73
      Common  Myron Katz                     769,351  [3]   --    5.34
      Common  Robert D. Little                50,000  [4]  [8]    0.35
      Common  Daniel D. Smozanek           1,005,063  [5]   --    6.98
      Common  L. Craig Cary Smith             17,000  [6]  [8]    0.12
      Common  Alfred J. Luciano            1,009,308  [7]   --    7.01

  [1] Does not include 1,000 shares (0.006%) of the Company's outstanding common stock owned by the wife, children and parents of Mr. Romberg, with respect to which he declines beneficial ownership.

  [2] Does not include 638,010 shares (4.43%) of the Company's outstanding common stock owned by the wife and children and siblings of Mr. Appleby, with respect to which he declines beneficial ownership.


  [3] Does not include 253,160 shares (1.78%) of the Company's outstanding common stock owned by the wife and children of Mr. Katz, with respect to which he declines beneficial ownership.

  [4] Does not include 22,500 shares (0.15%) of the Companies outstanding common stock owned by a parent, children and siblings of Mr. Little, with respect to which he declines beneficial ownership.

  [5] Does not include 232,207 shares (1.61%) of the Company's outstanding common stock owned by the wife, children, grandchildren and siblings of Mr. Smozanek, with respect to which he declines beneficial ownership.

  [6] Does not include 3,050 shares (0.02%) of the Company's outstanding common stock owned by the parents and children of Mr. Smith, with respect to which he declines beneficial ownership.

  [7] Does not include 585,668 shares (4.07%) of the Company's outstanding common stock owned by the children, siblings and grandchildren of Mr. Luciano, with respect to which he declines beneficial ownership.

  [8] Does not include options for the purchase of shares of the Company's common stock. Options available for exercise as of December 31, 1996, for Charles A. Romberg, L. Craig Cary Smith and Robert D. Little are 313,000; 353,000; and 243,000 respectively.

c)  Changes in Control

  There are no contractual arrangements of any kind, known to the Company, which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

a)  Transactions with Management and Others

  No officers or directors of the Company, or nominees for election as director, or beneficial owners of more than five percent of the Company's voting stock, or members of their immediate families had any material transactions with the Company other than as set forth in Part b) of this item.

b)  Certain Business Relationships

  The Company entered into several transactions with MADD Exploration, a Montana partnership. Certain officers and directors of the Company were the partners of MADD Exploration; namely, Richard Appleby, Vice President and Director; Myron Katz, Vice President and Director; Daniel Smozanek, Treasurer and Director; and Alfred Luciano, Director. On April 25, 1985, the shareholders of the Company approved the acquisition of 50% of the interest owned by the partners of MADD Exploration in certain mining claims and leases located in the Emery Mining District of Powell County, Montana, by the issuance of 4,616,252 shares of the Company's previously unissued common stock. At that time, the Company also granted the partners an option to transfer an additional 42% of their interest in those claims and leases to the Company in exchange for 2,800,000 additional shares of the Company's previously unissued common stock. On January 20, 1986, the partners exercised their option. The properties and their basis are as follows.

  Patented Mining Claims

  The Company acquired 92% of the mineral interests in five (5) patented claims, referred to as the Emery Group, owned by the partners of MADD Exploration. The Company's interest is recorded at cost to the partners of MADD Exploration.


  Mining Leases

  The Company acquired interests ranging from 48% to 92% of the total mineral interest in seventeen (17) leases from MADD Exploration; these leases were recorded at a nominal value of $10 per lease.

  Additionally, the Company has had to rely on the resources and abilities of the four principal shareholders, who are also officers and directors of the Company, to make loans to the Company. These loans have enabled the Company to continue its locations and staking of claims as well as geological work on a limited basis. These individuals are: Richard Appleby, Vice President and Director; Myron Katz, Vice President and Director; Daniel Smozanek, Treasurer and Director; and Alfred Luciano, Director.

  The Company has a contract with R.D. Little Co. to provide shareholder and investor relations services. R.D. Little Co. Is owned by Robert D. Little, Secretary of the Company. During the period from January 1, 1996, through December 31, 1996, total cost for services was $45,600.

  It is the opinion of management of the Company that the amount and terms for leases and services from affiliates are comparable to those which might be obtained from unaffiliated parties.

  In December, 1996, the Company announced it had purchased Unitel Technologies, Inc.'s, 15% interest in Skygas venture for 1,200,000 shares of common stock. These shares have not been registered under the Securities Act of 1933 and are _restricted securities_ as that term is defined in Rule 144 under the Act. The shares may not be offered for sale, sold, traded or transferred except pursuant to the effective registration statement under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

c)  Other Information

  None



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)  The following documents are filed as part of this report:

  (1)     All financial statements

       Consolidated Financial Statements

  (2) Those Financial Statement Schedules required to be filed by Item 8 of Form 10-K and paragraph (d) of Item 14 of Form 10-KSB.


                                                                   Page

       Schedule I    Marketable Securities - Other Investments     N/A

       Schedule II   Amounts Receivable from Related Parties and
                     Underwriters, Promoters, and Employees Other
                     than Related Parties                          [1]

       Schedule III  Condensed Financial Information of Registrant N/A

       Schedule IV   Indebtedness of and to Related Parties -
                     Not Current                                   N/A

       Schedule V    Property, Plant and Equipment                 47

       Schedule VI   Accumulated Depreciation, Depletion, and
                     Amortization of Property, Plant and Equipment 48

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

       Schedule XI   Real Estate and Accumulated Depreciation      N/A

       Schedule XII  Mortgage Loans on Real Estate                 N/A

       Schedule XIII Other Investments                             N/A

       Schedule XIV  Supplemental Information Concerning
                     Property-Casualty Insurance Operations        N/A

          [1] Substantially equivalent information is provided in Note 2 to the Financial Statements.

  (3) Those exhibits required to be filed by Item 601 of Regulation S-K and
      paragraph (c) of  Item 15  of  Form 10-K.   (Exhibits are numbered in
      accordance with Item 601(b) of Regulation S-K.)

       Exhibit                                               Page

       (3) Articles of Incorporation and By-lays Filed
           as Exhibit 3 to Form 10 Registration Statement
           No. 0-14910 filed October 21, 1986, and
           incorporated herein by reference.                    *


       (4) Instruments defining the rights of security
           holders (Refer to Articles IV, VII, VIII and
           IX of the Articles of Incorporation and to the
           By-laws of the Corporation.)                       N/A


      (9)  Voting Trust Agreement (Refer to Article VII
           of the Articles of Incorporation.)                 N/A

      (10) Material Contracts                                 N/A

      (11) Statement re Computation of Per Share Earnings
           (Refer to Note 1 to the Attached Financial
           Statements Dated December 31, 1996)                N/A

      (12) Statement re Computation of Ratios                 N/A

      (13) Annual Report to Security Holders                  N/A

          1. Annual Report to Stockholders, for the
             Year Ended December 31, 1996, has not
             yet been prepared.  The report will be
             filed as a supplement to this Form 10-KSB

      (18) Letter re Change in Accounting Principles          N/A

      (19) Previously Unfiled Documents                       N/A

      (22) Subsidiaries of the Registrant                     N/A

      (24) Consents of Experts and Counsel

           1. Consent of Terrence J. Dunne, P.S.
              Certified Public Accountants                     49

      (25) Power of Attorney                                  N/A

      (27) Financial Data Schedule                            EX-27

      (28) Additional Exhibits:

           1.  Glossary                                         *

      (29) Information From Reports Furnished to State
           Insurance Regulatory Authorities                   N/A

*Reference is made to the full text of such Exhibits contained in Form 10 as filed with the Securities and Exchange Commission, Washington, D.C. and which are incorporated by reference herein. Copies of the completed Form 10 can be obtained from the Securities and Exchange Commission of from the Company.

b)     Reports on Form 8-K:

  January 16, 1996, the Company announced that its Skygas venture partners Xytel Technologies, Inc., had changed its name to Unitel Technologies, Inc. New Headquarters are located at 411 Business Center Drive, Mt. Prospect, Illinois 60056. Telephone number is (708)297-2265. All previous agreements between Unitel Technologies, Inc., and Itochu International of Japan have been terminated.

  March 19, 1996, the Company announced the signing of an agreement with a consortium of European companies that would utilize the Skygas technology in

  combination with USF Smogless' proprietary Flotherm technology for the destruction of organic wastes.

  April 11, 1996, the Company announced it had received notification from their auditor, Robert Moe & Associates, P.S., that they would not be able to audit the Company's December 31, 1995, financial statement.

  May 8, 1996, the Company announced that reports for years ended 1993 and 1994 by Robert Moe & Associates, independent auditor for the Company, did not contain an adverse opinion or disclaimer of opinion or modified as to uncertainty, audit scope, or accounting principles.

  During the Company's two most recent fiscal years and subsequent interim period proceeding dismissal by Robert Moe & Associates, there were no disagreements with the former accountant on any disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

  December 27, 1996, the Company announced it had purchased Unitel Technologies, Inc.'s, 15% interest in the Skygas venture for 1.2 million shares of common stock.

c)  Exhibits:

  Those exhibits required to be filed by Item 601(a) of Regulation S-K follow on the next page.

d)  Financial Statement Schedules:

  Those Financial Statement Schedules required to be filed under Rule 5-04 and
  Article 12 of Regulation S-X, together with the accountant's report thereon, follow on the next page.





               THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MPM Technologies, Inc.




                                    By:   /s/Charles A. Romberg
                                          --------------------------


                                    Title: President
                                          --------------------------

Date:   4/14/97
      -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                        Title                 Date

/s/Charles A. Romberg                                     4/14/97
---------------------           Officer/Director        ------------
Charles A. Romberg

/s/Richard Appleby                                        4/14/97
---------------------           Officer/Director        ------------
Richard Appleby

/s/Myron Katz                                             4/14/97
---------------------           Officer/Director        ------------
Myron Katz

/s/Danial Smozanek                                        4/14/97
---------------------           Officer/Director        ------------
Daniel Smozanek

/s/L. Craig Cary Smith                                    4/14/97
---------------------           Director                ------------
L. Craig Cary Smith

/s/Alfred J. Luciano                                      4/14/97
---------------------           Director                ------------
Alfred J. Luciano