Form 10QSB
period 1997-03-31
MPM TECHNOLOGIES INC
filed 1997-05-13
CIK 799268

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 1997     Commission File Number: 0-14910
                  ----------------                           ----------

                            MPM TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

          Washington                                  81-0436060
---------------------------------              -------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification Number)

      222 West Mission, Ste 30
           Spokane, WA                                99201-2261
---------------------------------              -------------------------
       (Address of principal                          (Zip Code)
        executive offices)

      Registrant's telephone number, including area code:  (509) 326-3443

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes   (  ) No

As of April 23, 1997, the registrant had outstanding 14,966,831 shares of common stock which is the registrant's only class of stock.
                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Financial Statements follow on the next page.














                            MPM TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                         (A Development Stage Company)
                              Spokane, Washington








                             Financial Statements
                     March 31, 1997 and December 31, 1996

MPM TECHNOLOGIES, INC.                                   Consolidated Statement of Financial
AND SUBSIDIARIES                                         Position as of March 31, 1997 and
(A Development Stage Company)                             December 31, 1996

                       UNAUDITED
                        ASSETS

                                                             March           December
                                                           31, 1997          31, 1996
                                                       ---------------   --------------
CURRENT ASSETS
    Cash (Note 2)                                      $      130,286    $      40,566
    Receivables                                                 5,506           37,017
    Prepaid insurance                                           6,696            1,438
                                                       ---------------   --------------
        Total current assets                                  142,488           79,021
                                                       ---------------   --------------

PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
    Land                                                       70,000           70,000
    Mining claims (Note 3)                                     48,600           48,600
    Mining leases (Notes 3 and 7)                               5,437            5,437
    Buildings                                                 133,005          133,005
    Mill machinery                                            289,063          289,063
    Vehicles and equipment                                    117,630          117,630
    Software                                                    3,258            3,258
                                                       ---------------   --------------
        Total property, plant and equipment                   666,993          666,993
            Less accumulated depreciation                     433,177          422,167
                                                       ---------------   --------------
        Net property, plant and equipment                     233,816          244,826
                                                       ---------------   --------------

OTHER ASSETS
    Deferred exploration and development costs (Note 1)     1,195,466        1,195,466
    Investment (Note 1)                                     1,200,000        1,200,000
    Notes receivable                                          275,000          275,000
    Licenses, net of accumulated amortization of $4,846
        and $4,595, respectively (Note 2)                      29,243           29,494
    Advance minimum royalties (Note 2)                         50,750           50,750
    Mineralized material in place (Note 3)                         10               10
                                                       ---------------   --------------
        Total other assets                                  2,750,469        2,750,720
                                                       ---------------   --------------

TOTAL ASSETS                                           $    3,126,773    $   3,074,567
                                                       ===============   ==============

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                            Consolidated Statement of Financial
AND SUBSIDIARIES                                                  Position as of March 31, 1997 and
(A Development Stage Company)                                     December 31, 1996

                           UNAUDITED
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March            December
                                                                     31, 1997          31, 1996
                                                                ----------------   ---------------
CURRENT LIABILITIES
    Accounts payable                                            $           -0-    $          963
    Interest payable - other                                                439             5,859
    Interest payable - related parties (Note 4)                         129,997           129,997
    Notes payable - other (Note 4)                                      635,116           570,234
    Notes payable - related parties (Note 4)                            314,765           314,765
                                                                ----------------   ---------------
        Total current liabilities                                     1,080,317         1,021,818
                                                                ----------------   ---------------

MINORITY INTEREST (NOTES 2 and 6)
    Minority interest in consolidated entities                         (728,570)         (718,888)
                                                                ----------------   ---------------

COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 50,000,000 shares authorized,
        14,851,624 shares and 14,399,773 shares outstanding
        March 31, 1997, and December 31, 1996, respectively
        (Notes 1, 6 and 8)                                               14,851            14,399
    Additional paid-in capital                                        7,517,545         7,417,996
    Accumulated deficit during the development stage                 (4,757,370)       (4,660,758)
                                                                ----------------   ---------------
        Total stockholders' equity                                    2,775,026         2,771,637
                                                                ----------------   ---------------

TOTAL LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY                                        $     3,126,773    $    3,074,567
                                                                ================  ================

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                 Consolidated Statement of Operations for the Quarters
AND SUBSIDIARIES                                       Ended March 31, 1997 and 1996 and Cumulative
(A Development Stage Company)                          Amounts from Inception (May 1, 1983) Through
                                                       March 31, 1997

                       UNAUDITED
                                                             Quarter Ended
                                                               March 31,              Cumulative
                                                            1997         1996          Amounts
                                                       ------------  ------------  --------------
REVENUES
    Management fees - related party                    $       -0-   $       -0-   $      77,000
    Sales of equipment                                                                   200,147
                                                       ------------  ------------  --------------
        Total revenues                                         -0-           -0-         277,147
                                                       ------------  ------------  --------------

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
    Bank service fees                                           10                         2,791
    Contract labor                                                        18,000       1,297,314
    Depreciation and amortization                           11,261         3,100         622,915
    Dues and subscriptions                                      30                        38,914
    Employee benefits                                                                      3,704
    Equipment rental                                                                      24,056
    Exploration                                                                          132,829
    Freight                                                                               10,553
    Insurance                                                3,258         2,876         141,441
    Professional services                                   28,856        37,104       1,496,848
    Licenses, taxes and other fees                          22,035         4,340         248,307
    Office                                                   3,331         2,716         203,478
    Public relations                                                                      74,168
    Rent - office                                            1,540         1,140         172,373
    Repairs and maintenance                                                               53,397
    Research and development                                                             447,111
    Telephone and utilities                                    723           374          57,613
    Transfer and registration fees                          12,364           368          54,854
    Travel and entertainment                                10,215         6,361         269,822
    Watchman                                                   300           300          34,137
    Miscellaneous                                            3,105         3,000         124,172
    Reimbursed expenses                                     (3,680)       (9,888)       (502,064)
                                                       ------------  ------------  --------------
        Total expenses                                      93,348        69,791       5,008,733
                                                       ------------  ------------  --------------
(LOSS) BEFORE NON-OPERATING ITEMS                          (93,348)      (69,791)     (4,731,586)
                                                       ------------  ------------  --------------

NON-OPERATING INCOME (EXPENSE)
    Interest income                                            691           529          37,015
    Interest expense                                       (13,637)      (13,490)     (1,101,081)
    Forgiveness of debt by related parties                                               101,509
    Gain on sale of securities                                                             6,160
    Other income                                                                          42,965
                                                       ------------  ------------  --------------
        Total non-operating income (expense)               (12,946)      (12,961)       (913,432)
                                                       ------------  ------------  --------------
(LOSS) BEFORE INCOME TAXES AND
    SUBSIDIARY LOSS                                       (106,294)      (82,752)     (5,645,018)
                                                       ------------  ------------  --------------

INCOME TAXES AND SUBSIDIARY LOSS
    Income taxes                                                                            (768)
    Minority interest in subsidiary loss (income)            9,682         8,539         900,832
    Equity in loss of unconsolidated subsidiary                                          (12,416)
                                                       ------------  ------------  --------------
        Total income taxes and subsidiary loss (income)      9,682         8,539         887,648
                                                       ------------  ------------  --------------

NET (LOSS)                                             $   (96,612)  $   (74,213)  $  (4,757,370)
                                                       ============  ============  ==============

NET (LOSS) PER SHARE (NOTE 2)                          $     (.01)   $     (.01)   $       (.32)
                                                       ============  ============  ==============

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                   Consolidated Statement of Changes in Stockholders'
AND SUBSIDIARIES                                         Equity for the Period from Inception (May 1, 1983)
(A Development Stage Company)                            Through March 31, 1997

               UNAUDITED
                                                                                    Accumulated
                                                                                    Deficit
                                                                       Additional   During the
                                        Common Stock                    Paid-In     Development
                                           Shares          Amount       Capital     Stage        Totals
                                        -------------  -------------  -----------  -----------  ------------
Balances, May 1, 1983                            -0-   $        -0-   $      -0-   $      -0-   $       -0-
    Stock issued for cash,
        July 1983,
        $.01 per share                       400,000          4,000                                   4,000
    Stock issued for mining
        claims and leases,
        at $.015 per share                30,130,328        471,397                                 471,397
    4:1 Reverse stock split              (22,897,746)
    Change from no-par
        to $.001 par                                       (467,764)     467,764
                                        -------------  -------------  -----------  -----------  ------------
Balances, December 31, 1983                7,632,582          7,633      467,764          -0-       475,397

    Stock issued for cash,
        March 1984,
        $.08 per share                       937,500            938       74,062                     75,000
    Cost of offering                                                      (9,081)                    (9,081)
    Net income                                                                          4,349         4,349
                                        -------------  -------------  -----------  -----------  ------------
Balances, December 31, 1984                8,570,082          8,571      532,745        4,349       545,665

    Net (loss)                                                                       (115,602)     (115,602)
                                        -------------  -------------  -----------  -----------  ------------
Balances, December 31, 1985                8,570,082          8,571      532,745     (111,253)      430,063

    Stock issued for cash,
        July 1986,
        $.60 per share                       705,211            705      422,415                    423,120
    Costs of offering                                                     (9,848)                    (9,848)
    Stock issued for cash,
        December 1986:
        $.60 per share                       166,667            167       99,833                    100,000
        $1.00 per share                      100,000            100       99,900                    100,000
    Net (loss)                                                                       (133,173)     (133,173)
                                        -------------  -------------  -----------  -----------  ------------
Balances, December 31, 1986                9,541,960          9,543    1,145,045     (244,426)      910,162

   Prior period adjustment                                                            (12,416)      (12,416)
                                        -------------  -------------  -----------  -----------  ------------
Balances, December 31, 1986 as restated    9,541,960          9,543    1,145,045     (256,842)      897,746


The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                                        Consolidated Statement of Changes in Stockholders'
AND SUBSIDIARIES                                                              Equity for the Period from Inception (May 1, 1983)
(A Development Stage Company)                                                 Through March 31, 1997

               UNAUDITED
                                                                                                     Accumulated
                                                                                                     Deficit
                                                                 Additional                          During the
                                       Common Stock                Paid-In       Treasury Stock      Development
                                          Shares       Amount      Capital      Shares     Amount    Stage          Totals
                                       ------------  ---------  ------------  ----------  -------  -------------  -------------
Balances, December 31,
    1986 as restated                     9,541,960   $  9,543   $ 1,145,045         -0-   $  -0-   $   (256,842)  $    897,746

    Stock issued for:
        Services, February 1987,
            $.60 per share                  21,784         22        13,048                                             13,070
        Services, March 1987,
            $.60 per share                   6,660          6         3,990                                              3,996
        Cash, April-September
            1987, $1.40 per share          576,123        576       805,999                                            806,575
        Services, June 1987,
            $1.40 per share                  3,699          4         5,175                                              5,179
        Buildings, land, equipment,
            mining leases, July 1987,
            $1.06 per share                761,548        762       809,151                                            809,913
        Increased partnership interest,
            October 1, 1987,
            $.10 per share (Note 2)        269,167        269       (45,367)                                           (45,098)
    Treasury stock acquired                                                    (237,900)
    Net (loss)                                                                                         (301,868)      (301,868)
                                       ------------  ---------  ------------  ----------  -------  -------------  -------------
Balances, December 31, 1987             11,180,941     11,182     2,737,041    (237,900)     -0-       (558,710)     2,189,513

    Stock issued for:
        Services,
            February 1988,
                $1.40 per share                683          1           955                                                956
            September 1988,
                $1.50 per share                200                      300                                                300
    Sales of treasury stock                                           1,272      20,000                                  1,272
    Net (loss)                                                                                         (446,594)      (446,594)
                                       ------------  ---------  ------------  ----------  -------  -------------  -------------
Balances, December 31, 1988             11,181,824     11,183     2,739,568    (217,900)     -0-     (1,005,304)     1,745,447

    Stock issued for:
        Assets
            September 1989,
                $.90 per share               1,000          1           899                                                900
        Operating expenses
            May-December 1989                8,200          8         6,647                                              6,655
    Net (loss)                                                                                         (549,042)      (549,042)
                                       ------------  ---------  ------------  ----------  -------  -------------  -------------
Balances, December 31, 1989             11,191,024     11,192     2,747,114    (217,900)     -0-     (1,554,346)     1,203,960


The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                                Consolidated Statement of Changes in Stockholders'
AND SUBSIDIARIES                                                      Equity for the Period from Inception (May 1, 1983)
(A Development Stage Company)                                         Through March 31, 1997

           UNAUDITED
                                                                                            Accumulated
                                                                                            Deficit
                                                         Additional                         During the
                               Common Stock                Paid-In       Treasury Stock     Development
                                  Shares       Amount      Capital      Shares     Amount   Stage          Totals
                               ------------  ---------  ------------  ----------  -------  -------------  -------------
Balances, December 31, 1989     11,191,024   $ 11,192   $ 2,747,114    (217,900)  $  -0-   $ (1,554,346)  $  1,203,960

    Stock issued for:
        Services                                                          1,000
        Operating expenses
            at $.047 per share         200                       94                                                 94
            at $.81 per share       27,231         27        22,098                                             22,125
            at $1.25 per share       5,000          5         6,245                                              6,250
        Patents, October 1990,
            $1.25 per share          8,000          8         9,992                                             10,000
        Cash, 4th Quarter,
            $1.25 per share        188,456        189       235,319                                            235,508
    Net (loss)                                                                                 (515,868)      (515,868)
                               ------------  ---------  ------------  ----------  -------  -------------  -------------
Balances, December 31, 1990     11,419,911     11,421     3,020,862    (216,900)     -0-     (2,070,214)       962,069

    Stock issued for:
        Cash, 1st Quarter           16,500         16        20,609                                             20,625
        Operating expenses
            September 1991,
                $1.00 per share      1,000          1           999                                              1,000
            October 1991,
                $.905 per share     10,000         10         9,040                                              9,050
        Recision of Treasury
            Stock, 2nd Quarter                                          216,900
        Contributed capital
            from directors                                  208,036                                            208,036
    Net (loss)                                                                                 (383,578)      (383,578)
                               ------------  ---------  ------------  ----------  -------  -------------  -------------
Balances, December 31, 1991     11,447,411     11,448     3,259,546         -0-      -0-     (2,453,792)       817,202

    Stock issued for:
        Reduction of debt,
            3rd Quarter             50,262         50        26,338                                             26,388
        Cash, 4th Quarter           40,000         40         3,960                                              4,000
        Exercise of 1990
            option                 435,912        436          (436)
        Options granted for
            services                                        533,975                                            533,975
        Contributed capital
            from directors                                  467,290                                            467,290
    Net (loss)                                                                                 (817,804)      (817,804)
                               ------------  ---------  ------------  ----------  -------  -------------  -------------
Balances, December 31, 1992     11,973,585     11,974     4,290,673         -0-      -0-     (3,271,596)     1,031,051


The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                   Consolidated Statement of Changes in Stockholders'
AND SUBSIDIARIES                                         Equity for the Period from Inception (May 1, 1983)
(A Development Stage Company)                            Through March 31, 1997

                UNAUDITED
                                                                                 Accumulated
                                                                                 Deficit
                                                                    Additional   During the
                                          Common Stock                Paid-In    Development
                                             Shares       Amount      Capital    Stage          Totals
                                          ------------  ---------  ------------ ------------ ------------
Balances, December 31, 1992                11,973,585   $ 11,974   $ 4,290,673  $(3,271,596) $ 1,031,051

    Stock issued for:
        Cash
            at $.10 per share                  90,000         90         8,910                     9,000
            at $1.25 per share                  1,000          1         1,249                     1,250
            at $.10 per share                  10,000         10           990                     1,000
        Operating expenses                     10,000         10        12,690                    12,700
        Exercise of 1990 options                2,000          2            (2)
        Contributed capital from directors                             816,124                   816,124
        Contributed capital - other                                      1,250                     1,250
    Net (loss)                                                                     (495,513)    (495,513)
                                          ------------  ---------  ------------ ------------ ------------
Balances, December 31, 1993                12,086,585     12,087     5,131,884   (3,767,109)   1,376,862

    Stock issued for:
        Cash
            at $.97 per share                  50,000         50        48,550                    48,600
            at $.88 per share                  30,000         30        26,430                    26,460
            at $.97 per share                  65,574         66        63,574                    63,640
        Operating expenses                     12,800         13        39,987                    40,000
        Prepaid expenses                       12,800         13        39,987                    40,000
        Reduction of debt                       8,380          8        29,992                    30,000
        Operating expenses                      9,120          9        32,706                    32,715
    Options                                   110,000        110        10,890                    11,000
    Contributed capital from directors                                 176,108                   176,108
    Net (loss)                                                                     (227,991)    (227,991)
                                          ------------  ---------  ------------ ------------ ------------
Balances, December 31, 1994                12,385,259     12,386     5,600,108   (3,995,100)   1,617,394

    Contributed capital from directors                                 190,752                   190,752
    Stock issued for:
        Cash
            at $.97 per share                  82,580         83        79,917                    80,000
            at $.87 per share                 115,077        115        99,885                   100,000
            at $.95 per share                 159,260        159       151,804                   151,963
    Investment in NuPower                     100,000        100      (119,349)                 (119,249)
    Stock registration fees                                             (4,151)                   (4,151)
    Net (loss)                                                                     (271,052)    (271,052)
                                          ------------  ---------  ------------ ------------ ------------
Balances, December 31, 1995                12,842,176     12,843     5,998,966   (4,266,152)   1,745,657


The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                               Consolidated Statement of Changes in Stockholders'
AND SUBSIDIARIES                                     Equity for the Period from Inception (May 1, 1983)
(A Development Stage Company)                        Through March 31, 1997

              UNAUDITED
                                                                              Accumulated
                                                                              Deficit
                                                                Additional    During the
                                      Common Stock                Paid-In     Development
                                         Shares       Amount      Capital     Stage            Totals
                                      ------------  ---------  ------------  -------------  ------------
Balances, December 31, 1995            12,842,176   $ 12,843   $ 5,998,966   $ (4,266,152)  $ 1,745,657

    Common stock issued
        for services at $.375
        per share                          34,000         34        20,026                       20,060
    Cash contributed to
        additional paid-in
        capital                                                     55,528                       55,528
    Notes payable converted
        to common stock at
        $.729 per share                    34,305         34        24,964                       24,998
    Common stock options
        exercised for cash at
        $.10 per share                     50,000         50         4,950                        5,000
    Notes payable converted
        to common stock at
        $.646 per share                    61,895         62        39,938                       40,000
    Notes payable converted
        to common stock at
        $.454 per share                   110,193        110        49,890                       50,000
    Notes payable converted
        to common stock at
        $.372 per share                    67,204         67        24,933                       25,000
    Common stock issued
        for 15% of a development
        stage company (Note 1)          1,200,000      1,200     1,198,800                    1,200,000
    Contributed capital from directors
    Net (loss)                                                                   (394,606)     (394,606)
                                      ------------  ---------  ------------  -------------  ------------
Balances, December 31, 1996            14,399,773     14,400     7,417,995     (4,660,758)    2,771,637

    Notes payable converted
        to common stock at
        $.236 per share                   105,764        105        24,895                       25,000
    Notes payable converted
        to common stock at
        $.217 per share                   230,880        231        49,769                       50,000
    Notes payable converted
        to common stock at
        $.217 per share                   115,207        115        24,885                       25,000
    Contributed capital from directors
    Net (loss)                                                                    (96,612)      (96,612)
                                      ------------  ---------  ------------  -------------  ------------
Balances, March 31, 1997               14,851,624   $ 14,851   $ 7,517,544   $ (4,757,370)  $ 2,775,025
                                      ============  =========  ============  =============  ============

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                           Consolidated Statement of Cash Flows for the Quarters Ended
AND SUBSIDIARIES                                 March 31, 1997, and 1996 and Cumulative Amounts from
(A Development Stage Company)                    Inception (May 1, 1983) Through March 31, 1997

  UNAUDITED

                                               Quarter Ended
                                                  March 31                 Cumulative
                                                    1997        1996        Amounts
                                                ----------- -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                    $  (96,612) $  (74,213)  $ (4,757,370)
     Add items not requiring the use
      of cash:
      Depreciation and amortization                 11,261       3,100        632,001
      Forgiveness of debt                                                    (101,509)
      Minority interest                             (9,682)     (8,539)      (888,414)
      Loss (gain) on sale of equipment                                       (199,220)
      Stock granted for operating expenses                                    174,150
      Stock options issued for services                                       533,975
      Accrued interest payable converted to debt                               56,631
     Net (increase)/decrease in:
      Accounts receivable                           31,511      (3,888)         6,596
      Prepaid insurance                             (5,258)                    (6,695)
      Stock issued for prepaid expenses                                        40,000
     Net increase/(decrease) in:
      Accounts payable                                (963)      2,000          2,974
      Interest payable                              (5,420)      3,872        130,436
                                                ----------- -----------  -------------
     NET CASH FLOWS PROVIDED FROM
      OPERATING ACTIVITIES                         (75,163)    (77,668)    (4,376,445)
                                                ----------- -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Additions)/reductions:
     Mining claims                                                            (10,728)
     Deferred exploration and
       development costs                                                     (485,000)
     Property, plant and equipment                                           (302,970)
     Mining leases                                                             (5,330)
     Leasehold improvements                                                    (9,357)
     Patents and licenses                                                     (72,856)
     Advance minimum royalties                                     (23)       (52,591)
     Partnership investment                                                    90,749
     Organization costs                                                        (1,296)
  Proceeds from:
     Sale of equipment                                                        296,876
     Redemption of bonds and deposits                                           3,091
  Loans made                                                                 (395,456)
     Less repayments                                                          108,354
                                                ----------- -----------  -------------
     NET CASH FLOWS PROVIDED (USED)
      FROM INVESTING ACTIVITIES                          -         (23)      (836,514)
                                                ----------- -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of short term debt                      200,000                  2,483,112
  Payments to settle debt                          (35,117)    (36,406)    (1,768,823)
  Issuance of long term debt                                                  588,184
  Sale of treasury stock                                                        1,272
  Contributed capital                                                       1,920,038
  Issuance of common stock                                                  2,119,462
                                                ----------- -----------  -------------
     NET CASH FLOWS PROVIDED
      FROM FINANCING ACTIVITIES                    164,883     (36,406)     5,343,245
                                                ----------- -----------  -------------

NET INCREASE (DECREASE) IN CASH                     89,720    (114,097)       130,286
CASH AT BEGINNING OF YEAR                           40,566     136,744
                                                ----------- -----------  -------------

CASH AT END OF YEAR                             $  130,286  $   22,647   $    130,286
                                                =========== ===========  =============

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.              NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
(A Development Stage Company)
Spokane, Washington


NOTE 1 - UNAUDITIED FINANCIAL STATEMENTS

  These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1996. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1996. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 1997, should not necessarily be taken as indicative of the results of operations that my be expected for the entire year 1997.



             (The Remainder of This Page Intentionally Left Blank)

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

a) Review of Operations

  MINING

  The Company owns or controls 45 patented and unpatented lode claims amounting to approximately 500 acres in the heart of the historical Emery Mining District, Powell County, Montana. The 45 claims include: eight patented claims and sixteen unpatented claims owned by the Company and eight patented claims and thirteen unpatented claims leased by the Company.

  To date the Company has expended over $1.3 million on exploration and development, lease payments and claims. Additionally, over $532,000 has been expended by the Company on buildings, mill machinery, vehicles and equipment. Management is currently negotiating with several mining companies for a joint venture to further explore and develop the properties.

  WASTE-TO-ENERGY

  During the First Quarter of 1997, the Company's venture partner USF Smogless moved forward with permitting, site evaluation and selection pursuant to the agreement entered with a consortium of European companies during the First Quarter of 1996. The agreement calls for utilization of the Skygas technology along with USF Smogless' proprietary Flotherm technology for the destruction of selected wastes and for the creation of fuel gas. The project is estimated to be in excess of $10 million of capital investment.

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

  During 1995, Smogless was purchased by United States Filter Corp. (NYSE: USF)
  and renamed USF Smogless.   During the First Quarter of 1996, Xytel
  announced it had changed its name to Unitel Technologies, Inc. In December, 1996, the Company announced it had purchased Unitel's 15% interest in the Skygas Venture for 1.2 million shares of common stock. Percentage of interest in the Skygas Venture is as follows: NuPower - 70%; MPM Technologies, Inc. - 15%; and USF Smogless - 15%.

b)  Liquidity

  During the First Quarter of 1997, the sole source of revenue was from nominal interest on bank accounts. Funds for operations were provided by cash reserves, reimbursement of expenses from USF Smogless, and from the sale of company stock.

c)  Capital Resources

  The Company utilized funds received primarily for general operational expenses. Minimal activity was spent by the Company on the mining properties during the First Quarter of 1997. Management is negotiating with various mining companies for a joint venture which would reduce mining expenses. Management believes that further development costs relating to the Skygas process will be minimal due to the venture now in place.

QUARTER ENDED 3/31/97 COMPARED TO QUARTER ENDED 3/31/96

Results of Operations

                              1997          1996       Inc/(Dec)   % of Change

Working Capital (Deficit)   (937,829)     (900,099)     (37,730)         (4.2)
Total Operating Expenses      93,348        69,791       23,557          33.8
Interest Expenses             13,637        13,490          147           1.1
Contract Services                           18,000      (18,000)       (100.0)
Insurance                      3,258         2,876          382          13.3
Legal and Accounting           8,760        10,204       (1,444)        (14.2)
Office and Postage             3,331         2,716          615          22.6
Reimbursed Expenses            3,680         9,888       (6,208)        (62.8)
Travel and Entertainment      10,215         6,361        3,854          60.6
Net Income (Loss)            (96,612)      (76,213)     (22,399)        (30.2)

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the security holders during the First Quarter of 1997.

Item 5.  Other Information

8-K Filings

  On January 13, 1997, the Company announced that it is in compliance with the alternative to the minimum bid of $1.00 required by NASDAQ. As of December 31, 1996, the Market Value of the Public Float being $4,704,603 and Capital and Surplus being $2,832,968. The increase in Capital and Surplus is attributed to the purchase of 15% interest in the Skygas Venture for 1,200,000 shares of common stock valued at $1,200,000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MPM TECHNOLOGIES, INC.




          5/9/97                           /s/Robert D. Little
---------------------------             -----------------------------
          (Date)                             Robert D. Little
                                                Secretary