Form 10QSB
period 1997-06-30
MPM TECHNOLOGIES INC
filed 1997-08-07
CIK 799268

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended:   June 30, 1997 Commission File Number:   0-14910
                   ----------------                       -------------

                            MPM TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

          Washington                                  81-0436060
  -------------------------------               -----------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification Number)

      222 West Mission, Ste 30
           Spokane, WA                                99201-2261
  -------------------------------               -----------------------
       (Address of principal                          (Zip Code)
        executive offices)

      Registrant's telephone number, including area code:  (509) 326-3443

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes   (  ) No

As of August 5, 1997, the registrant had outstanding 16,459,404 shares of common stock which is the registrant's only class of stock.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Financial Statements follow on the next page.














                            MPM TECHNOLOGIES, INC.
                               AND SUBSIDIARIES








                             Financial Statements
                      June 30, 1997 and December 31, 1996

MPM TECHNOLOGIES, INC.                                  Consolidated Statement of Financial
AND SUBSIDIARIES                                        Position as of June 30, 1997
                                                        and December 31, 1996


                                       UNAUDITED
                                         ASSETS



                                                            June              December
                                                          30, 1997            31, 1996
                                                      ---------------     ---------------
CURRENT ASSETS
    Cash (Note 2)                                     $    1,639,294      $       40,566
    Receivables, net of allowance for doubtful
        accounts of $180,902                               2,303,532              37,017
    Inventory                                                309,909
    Other current assets                                      54,847               1,438
                                                      ---------------     ---------------
        Total current assets                               4,307,582              79,021
                                                      ---------------     ---------------


PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
    Land                                                      70,000              70,000
    Mining claims (Note 3)                                    48,600              48,600
    Mining leases (Notes 3 and 7)                              5,437               5,437
    Buildings                                                133,005             133,005
    Mill machinery                                           289,063             289,063
    Vehicles and equipment                                   473,519             117,630
    Software                                                   3,258               3,258
                                                      ---------------     ---------------
         Total property, plant and equipment               1,022,882             666,993
            Less accumulated depreciation                    469,013             422,167
                                                      ---------------     ---------------
        Net property, plant and equipment                    553,869             244,826
                                                      ---------------     ---------------

OTHER ASSETS
    Deferred exploration and development costs             1,195,466           1,195,466
     (Note 1)
    Investment (Note 1)                                    1,200,000           1,200,000
    Notes receivable                                         275,000             275,000
    Licenses, net of accumulated amortization of
     $5,097 and $4,595, respectively (Note 2)                 28,991              29,494
    Advance minimum royalties (Note 2)                        50,750              50,750
    Mineralized material in place (Note 3)                        10                  10
                                                      ---------------     ---------------
        Total other assets                                 2,750,217           2,750,720
                                                      ---------------     ---------------

TOTAL ASSETS                                          $    7,611,668      $    3,074,567
                                                      ===============     ===============

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                        Consolidated Statement of Financial
AND SUBSIDIARIES                                              Position as of June 30, 1997
                                                              and December 31, 1996


                                          UNAUDITED
                            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  June             December
                                                                30, 1997           31, 1996
                                                            ---------------    ---------------
CURRENT LIABILITIES
    Accounts payable                                        $    1,740,466     $          963
    Interest payable - other                                            40              5,859
    Interest payable - related parties (Note 4)                    129,997            129,997
    Notes payable - other (Note 4)                                 542,141            570,234
    Notes payable - related parties (Note 4)                       314,765            314,765
                                                            ---------------    ---------------
        Total current liabilities                                2,727,409          1,021,818
                                                            ---------------    ---------------

OTHER LIABILITIES
    Deferred credit                                              1,200,000                  -
                                                            ---------------    ---------------

MINORITY INTEREST (NOTES 2 and 6)
    Minority interest in consolidated entities
                                                                  (735,815)          (718,888)
                                                            ---------------    ---------------

COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 50,000,000 shares
        authorized, 16,459,404 shares and 14,399,773 shares
        outstanding June 30, 1997, and December 31, 1996,
        respectively
        (Notes 1, 6 and 8)                                          16,459             14,399
    Additional paid-in capital                                   9,138,342          7,417,996
    Accumulated deficit during the development stage            (4,734,727)        (4,660,758)
                                                            ---------------    ---------------
        Total stockholders' equity                               4,420,074          2,771,637
                                                            ---------------    ---------------


TOTAL LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY                                    $    7,611,668     $    3,074,567
                                                            ===============    ===============

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                                          Consolidated Statement of Operations for
AND SUBSIDIARIES                                                                the Quarters Ended June 30, 1997 and
                                                                                1996


                                                       UNAUDITED
                                                       Quarter Ended                            Six Months Ended
                                                          June 30,                                  June 30,

                                                 1997                 1996                  1997                1996
                                         -----------------   -------------------   ------------------   -----------------
REVENUES
    Management fees - related party      $         12,549    $              -0-    $          12,549    $            -0-
    Sales of product and services               2,881,786                                  2,881,786
    Sales of equipment
                                         -----------------   -------------------   ------------------   -----------------
        Total revenues                          2,894,335                     -            2,894,335                   -
                                         -----------------   -------------------   ------------------   -----------------


COST OF REVENUES
    Cost of Sales                               2,406,618                                  2,406,618
                                         -----------------   -------------------   ------------------   -----------------
         Gross profit                             487,717                     -              487,717                   -
                                         -----------------   -------------------   ------------------   -----------------

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
    Bank service fees                                                        27                   10                  27
    Contract labor                                                        4,795                                   22,795
    Depreciation and amortization                  36,087                 2,940               47,347               6,040
    Dues and subscriptions                            627                   288                  657                 288
    Employee benefits
    Equipment rental
    Freight
    Insurance                                       3,257                 3,047                6,515               5,923
    Professional services                          93,088                14,445              121,945              51,550
    Licenses, taxes and other fees                 26,237                36,320               60,290              40,660
    Office                                          4,729                 4,941                8,060               7,657
    Public relations
    Rent - office                                   1,980                 2,000                3,520               3,140
    Repairs and maintenance
    Research and development
    Selling                                       203,760                                    203,760
    Telephone and utilities                         1,080                   473                1,803                 847
    Transfer and registration fees                    505                   451                  850                 819
    Travel and entertainment                       (2,050)                9,891                8,165              16,251
    Watchman                                          300                 1,080                  600               1,380
    Miscellaneous, general and                     97,634                   850              100,739               3,850
     administrative
    Reimbursed expenses                            (2,722)              (10,833)              (6,401)            (20,721)
                                         -----------------   -------------------   ------------------   -----------------
         Total expenses                           464,512                70,715              557,860             140,506
                                         -----------------   -------------------   ------------------   -----------------
INCOME (LOSS) BEFORE NON-OPERATING ITEMS           23,205               (70,715)             (70,143)           (140,506)
                                         -----------------   -------------------   ------------------   -----------------


NON-OPERATING INCOME (EXPENSE)
    Interest income                                 2,026                   965                2,717               1,494
    Interest expense                              (13,930)              (13,377)             (27,567)            (26,867)
    Forgiveness of debt                             4,098                                      4,098
    Gain on sale of securities
    Other income
                                         -----------------   -------------------   ------------------   -----------------
    Total non-operating income (expense)           (7,806)              (12,412)             (20,752)            (25,373)
                                         -----------------   -------------------   ------------------   -----------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND SUBSIDIARY LOSS (INCOME)                   15,399              (83,127)             (90,895)           (165,879)
                                         -----------------   -------------------   ------------------   -----------------


INCOME TAXES AND SUBSIDIARY LOSS (INCOME)
    Income taxes
    Minority interest in subsidiary loss            7,244                 9,643               16,927              18,182
     (income)                            -----------------   -------------------   ------------------   -----------------

       Total income taxes and subsidiary            7,244                 9,643               16,927              18,182
       loss (income)                     -----------------   -------------------   ------------------   -----------------


NET INCOME (LOSS)                        $         22,643    $         (73,484)    $        (73,968)    $      (147,697)
                                         =================   ===================   ==================   =================

NET INCOME (LOSS) PER SHARE (NOTE 2)     $   NIL             $           (0.01)    $          (0.01)    $         (0.01)
                                         =================   ===================   ==================   =================

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                           Consolidated Statement of Cash Flows for
AND SUBSIDIARIES                                 the Quarters Ended June 30, 1997, and 1996


                                     UNAUDITED

                                                        Quarter Ended
                                                          June 30,

                                                      1997           1996
                                                --------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                     $      22,643   $  (147,697)

  Add items not requiring the use of cash:
   Depreciation and amortization                       36,087         5,472
   Forgiveness of debt
   Minority interest
                                                       (7,244)      (18,182)
   Loss (gain) on sale of equipment
   Stock granted for operating expenses
   Stock options issued for services
   Accrued interest payable converted to debt                         1,014
  Net (increase)/decrease in:
   Accounts receivable                             (2,298,026)        3,579

   Current Assets                                     (48,151)        3,048

   Inventory                                         (309,909)

  Net increase/(decrease) in:
   Accounts payable                                 1,740,466
   Interest payable                                      (399)         506
                                                --------------- ------------

  NET CASH FLOWS PROVIDED FROM
   OPERATING ACTIVITIES
                                                     (864,533)    (152,260)
                                                --------------- ------------


CASH FLOWS FROM INVESTING ACTIVITIES
 (Additions)/reductions:
  Mining claims
  Deferred exploration and development costs
  Property, plant and equipment
                                                     (355,889)      (3,518)
  Mining leases
  Leasehold improvements
  Patents and licenses                                                 570
  Advance minimum royalties
  Partnership investment
  Organization costs
 Proceeds from:
  Sale of equipment
  Redemption of bonds and deposits
 Loans made
  Less repayments

  NET CASH FLOWS PROVIDED (USED)
   FROM INVESTING ACTIVITIES
                                                --------------- ------------
                                                     (355,889)      (2,948)
                                                --------------- ------------


CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of short term debt                                       175,000
 Payments to settle debt                              (92,975)     (80,005)
 Deferred Credit                                    1,200,000
 Sale of treasury stock
 Contributed capital                                1,620,797       57,824
 Issuance of common stock                               1,608       24,000
                                                --------------- ------------

  NET CASH FLOWS PROVIDED
   FROM FINANCING ACTIVITIES                        2,729,430      176,819
                                                --------------- ------------


NET INCREASE (DECREASE) IN CASH                     1,509,008       21,611
CASH AT BEGINNING OF QUARTER                          130,286      138,675
                                                --------------- ------------


CASH AT END OF QUARTER                          $   1,639,294   $  160,286
                                                --------------- ------------

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.              NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
Spokane, Washington


NOTE 1 - UNAUDITIED FINANCIAL STATEMENTS

  These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1996. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1996. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal nature. Results of operations for the period ended June 30, 1997, should not necessarily be taken as indicative of the results of operations that my be expected for the entire year 1997.



             (The Remainder of This Page Intentionally Left Blank)

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  A major change occurred during the Second Quarter ended June 30, 1997. Management, under direction of the Board of Directors, dramatically changed its focus by increasing its presence in the environmental industry. The Company acquired 100% of the assets of U.S. Filter/Engineered Systems - "Oxidation Group" (renamed Huntington Environmental Systems, Inc.) for 1.32 million shares of common stock. This acquisition was the first step in the Company's plan, instituted by the Board of Directors in 1996, to build a core business around air pollution control systems and related environmental remediation technologies. This recent acquisition is an important event for MPM as the corporation has been transformed into a functioning company, no longer a development stage company. Management will continue to focus efforts in negotiations with additional acquisition and merger candidates throughout 1997 and 1998.

  WASTE-TO-ENERGY

  Skygas venture partner USF Smogless moved forward with permitting pursuant to the agreement entered with a consortium of European companies during 1996. The agreement calls for utilization of the Skygas technology along with USF Smogless' proprietary Flotherm technology for the destruction of selected wastes and for the creation of fuel gas. The project is estimated to be in excess of $10 million of capital investment. Management expects to obtain all necessary permits during the third quarter of 1997.

  The Company is continuing with on-going negotiations for Skygas installations in Taiwan, South Korea, Thailand, China, Europe and North America.

  The Skygas process is a patented process for converting carbonaceous materials into clean-burning medium BTU fuel gas which can be used for electrical power generation or for conversion into a variety of valuable chemicals. In March of 1990, NuPower, a Montana general partnership, in which NuPower, Inc., a wholly owned subsidiary of MPM Technologies, Inc., owns a 58.21% interest, entered into an agreement with Smogless S.p.A., Milan, Italy, and Unitel Technologies, Inc., Mt. Prospect, IL, for the purpose of commercializing the Skygas process. Smogless agreed to finance, engineer build, test and operate a commercial demonstration facility. Unitel agreed to handle all promotional work, public relations, advertising and marketing of the process.

  In 1994, Smogless S.p.A  was purchased by United States Filter Corp. (NYSE:
  USF), Palm Desert, CA, and renamed USF Smogless. In December of 1996, MPM announced it had purchased Unitel's 15% interest in the Skygas Venture for
  1.2 million shares of common stock. Management believes that by acquiring this interest the Company has a better positioned itself financially regarding future sales of the technology. Percentage of interest in the Skygas Venture is as follows: NuPower - 70%; MPM Technologies, Inc. - 15%; and USF Smogless - 15%.

  HUNTINGTON ENVIRONMENTAL SYSTEMS, INC.

  Previously stated, during the Second Quarter of 1997, the Company acquired
  U.S. Filter/Engineered Systems - "Oxidation Group", from United States Filter
  Corporation for 1.32 million shares of common stock.  Renamed Huntington
  Environmental Systems, Inc., it is a highly specialized air pollution control

  equipment company, which designs, engineers, supplies and services systems for Fortune 500 and other environmental and industrial companies worldwide.

  The assigned amount of the 1.32 million shares is $1,562,406. The method of accounting for the combination is by the purchase method. As part of the asset purchase agreement, Huntington Environmental Systems "HES" received credit for $1,200,000 for future patent license fees that may be paid pursuant to another agreement. That agreement calls for annual license fees in the amount of $75,000 as long as HES uses the patented technology, or for the life of the underlying patents, whichever is shorter. The period for which the results of operations for HES are included in the MPM Technologies, Inc., Consolidated Statement of Operations and Statement of Cash Flows is April 1, 1997 through June 30, 1997.

  MINING

  The Company owns or controls 32 patented and unpatented lode claims amounting to approximately 750 acres in the heart of the historical Emery Mining District, Powell County, Montana. The 32 claims include eight patented claims and sixteen unpatented claims owned by the Company and eight patented claims leased by the Company. During the Second Quarter of 1996, the Company did not renew leases on thirteen unpatented claims to better consolidate its holdings and cut expenses. To date, the Company has expended over $1.3 million on exploration and development, lease payments and claims. Over $532,000 has been expended by the Company on buildings, mill machinery, vehicles and equipment. Management is seeking a joint venture partner to further explore and develop the properties.

QUARTER ENDED 6/30/97 COMPARED TO QUARTER ENDED 6/30/96

Results of Operations

                               1997         1996       Inc/(Dec)   % of Change
                            ----------   ----------  -----------   -----------
Working Capital (Deficit)   1,580,173     (904,391)   2,484,564)        274.7
Total Operating Expenses      464,512       70,715      393,797         556.9
Interest Expenses              13,930       13,377          553           4.1
Contract Services                            4,795       (4,795)       (100.0)
Insurance                       3,257        3,047          210           6.9
Professional Services          93,088       14,445       78,643         544.4
Office and Postage              4,729        4,941         (212)         (4.3)
Reimbursed Expenses             2,722       10,833       (8,111)        (74.9)
Travel and Entertainment       (2,050)       9,891      (11,941)        120.7
Net Income (Loss)              22,643      (73,484)      96,127         130.8

Changes from the Second Quarter 1996 to the Second Quarter 1997 reflect the Company's acquisition and financial consolidation with Huntington Environmental Systems, Inc.

                                    PART II

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the security holders during the Second Quarter of 1997.

Item 5.  Other Information

8-K Filings

  On May 2, 1997, the Company announced it had acquired U.S. Filter/Engineered Systems, "Oxidation Group" from United States Filter Corporation for 1,320,000 shares of the Company's common stock.

  June 20, 1997, the Company filed with the Securities and Exchange Commission a Segmented Statement of Financial Position as of March 31, 1997, for Huntington Environmental Systems. Inc.

Supplemental Pro Forma Information

  Results of operations, presented in comparative statements for the immediately preceding period, are not readily available. The Subsidiary acquired was previously a segment of a large corporation. It does not appear practical to research information to create pro forma statements at or as of March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MPM TECHNOLOGIES, INC.




         8/7/97                              /s/Robert D. Little
 -----------------------                   -------------------------
          (Date)                             Robert D. Little
                                                Secretary