Form 10QSB
period 1997-09-30
MPM TECHNOLOGIES INC
filed 1997-11-14
CIK 799268

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 1997        Commission File Number:  0-14910
                   -------------------                               ---------

                            MPM TECHNOLOGIES, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Washington                                  81-0436060
---------------------------------              ------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification Number)

      222 West Mission, Ste 30
           Spokane, WA                                99201-2347
     -------------------------                     -----------------
       (Address of principal                          (Zip Code)
        executive offices)

      Registrant's telephone number, including area code:  (509) 326-3443



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes   (  ) No

As of November 3, 1997, the registrant had outstanding 16,459,404 shares of common stock which is the registrant's only class of stock.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Financial Statements follow on the next page.















                            MPM TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                              Spokane, Washington








                             Financial Statements
                   September 30, 1997, and December 31, 1996

MPM TECHNOLOGIES, INC.                                        Consolidated Statement of Financial
AND SUBSIDIARIES                                              Position as of September 30, 1997,
                                                              and December 31, 1996
-------------------------------------------------------------------------------------------------
                          UNAUDITED
                           ASSETS

                                                                September             December
                                                                30, 1997              31, 1996
                                                             --------------        --------------
CURRENT ASSETS
    Cash (Note 2)                                            $     886,720         $      40,566
    Receivables, net of allowance for doubtful
        accounts of $180,902                                     2,305,245                37,017
    Inventory                                                      650,056
    Other current assets                                            20,141                 1,438
                                                             --------------        --------------
        Total current assets                                     3,862,162                79,021
                                                             --------------        --------------

PROPERTY, PLANT AND EQUIPMENT (NOTE 2)
    Land                                                            70,000                70,000
    Mining claims (Note 3)                                          48,600                48,600
    Mining leases (Notes 3 and 7)                                    5,437                 5,437
    Buildings                                                      133,005               133,005
    Mill machinery                                                 289,063               289,063
    Vehicles and equipment                                         253,740               117,630
    Software                                                         3,258                 3,258
                                                             --------------        --------------
        Total property, plant and equipment                        803,103               666,993
            Less accumulated depreciation                          479,831               422,167
                                                             --------------        --------------
        Net property, plant and equipment                          323,272               244,826
                                                             --------------        --------------

OTHER ASSETS
    Deferred exploration and development costs (Note 1)          1,195,466             1,195,466
    Investment (Note 1)                                          1,200,000             1,200,000
    Notes receivable                                               275,000               275,000
    Licenses, net of accumulated amortization of $5,347
        and $4,595, respectively (Note 2)                           28,741                29,494
    Advance minimum royalties (Note 2)                              50,750                50,750
    Mineralized material in place (Note 3)                              10                    10
                                                             --------------        --------------
        Total other assets                                       2,749,967             2,750,720
                                                             --------------        --------------

TOTAL ASSETS                                                 $   6,935,401         $   3,074,567
                                                             ==============        ==============


The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                            Consolidated Statement of Financial
AND SUBSIDIARIES                                                  Position as of September 30, 1997
                                                                  and December 31, 1996
-----------------------------------------------------------------------------------------------------
                            UNAUDITED
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September           December
                                                                    30, 1997            31, 1996
                                                                 --------------      --------------
CURRENT LIABILITIES
    Accounts payable                                             $   1,147,045       $         963
    Interest payable - other                                               109               5,859
    Interest payable - related parties (Note 4)                        129,997             129,997
    Notes payable - other (Note 4)                                     512,347             570,234
    Notes payable - related parties (Note 4)                           314,765             314,765
                                                                 --------------      --------------
        Total current liabilities                                    2,104,263           1,021,818
                                                                 --------------      --------------

OTHER LIABILITIES
    Deferred credit                                                  1,200,000                   0
                                                                 --------------      --------------

MINORITY INTEREST (NOTES 2 and 6)
    Minority interest in consolidated entities                        (742,594)           (718,888)
                                                                 --------------      --------------

COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 50,000,000 shares authorized,
        16,459,404 shares and 14,399,773 shares outstanding
        September 30, 1997, and December 31, 1996, respectively
        (Notes 1, 6 and 8)                                              16,459              14,399
    Additional paid-in capital                                       9,067,459           7,417,996
    Accumulated deficit                                             (4,710,186)         (4,660,758)
                                                                 --------------      --------------
        Total stockholders' equity                                   4,373,732           2,771,637
                                                                 --------------      --------------

TOTAL LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY                                         $   6,935,401       $   3,074,567
                                                                 ==============      ==============


The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                      Consolidated Statement of Operations for the Quarters
AND SUBSIDIARIES                                            Ended September 30, 1996 and 1997, the Nine Month
                                                            Periods Ended September 30, 1996 and 1997
-----------------------------------------------------------------------------------------------------------------
                                   UNAUDITED
                                                               Quarter Ended                Nine Months Ended
                                                               September 30,                   September 30,

                                                            1997          1996             1997           1996
                                                       -----------    -----------      -----------    -----------
REVENUES
    Management fees - related party                    $   35,451     $      -0-       $   48,000     $      -0-
    Sales of product and services                       1,429,835                       4,311,620
    Sales of equipment
                                                       -----------    -----------      -----------    -----------
        Total revenues                                  1,465,286              0        4,359,620              0
                                                       -----------    -----------      -----------    -----------

COST OF REVENUES
    Cost of Sales                                       1,010,688                       3,417,306
                                                       -----------    -----------      -----------    -----------
         Gross profit                                     454,598              0          942,314              0
                                                       -----------    -----------      -----------    -----------


SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
    Bank service fees                                          10             10               20             37
    Contract labor                                          1,930        (18,605)           1,930          4,190
    Depreciation and amortization                          11,069          3,983           58,416         10,023
    Dues and subscriptions                                    131             55              788            343
    Equipment rental
    Freight
    Insurance                                               3,439          4,399            9,954         10,322
    Professional services                                 (29,393)        71,270           92,553        122,820
    Licenses, taxes and other fees                         10,910         18,273           71,201         58,933
    Office                                                 15,954         11,898           24,015         19,555
    Public relations
    Rent - office                                           1,900          1,875            5,420          5,015
    Repairs and maintenance                                 1,895                           1,895
    Research and development
    Selling                                               189,022                         392,782
    Telephone and utilities                                  (347)           584            1,456          1,431
    Transfer and registration fees                            422            769            1,272          1,588
    Travel and entertainment                               (2,830)         7,039            5,335         23,290
    Watchman                                                  100          1,375              700          2,755
    Miscellaneous, general and administrative             237,732          3,765          338,468          7,615
    Reimbursed expenses                                    (2,749)        (9,733)          (9,151)       (30,454)
                                                       -----------    -----------      -----------    -----------
        Total expenses                                    439,195         96,957          997,054        237,463
                                                       -----------    -----------      -----------    -----------
INCOME (LOSS) BEFORE NON-OPERATING ITEMS                   15,403        (96,957)         (54,740)      (237,463)
                                                       -----------    -----------      -----------    -----------

NON-OPERATING INCOME (EXPENSE)
    Interest income                                        15,318            925           18,035          2,419
    Interest expense                                      (12,960)       (13,962)         (40,527)       (40,829)
    Forgiveness of debt                                                                     4,098
    Gain on sale of securities
    Other income
                                                       -----------    -----------      -----------    -----------
        Total non-operating income (expense)                2,358        (13,037)         (18,394)       (38,410)
                                                       -----------    -----------      -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES
    AND SUBSIDIARY LOSS (INCOME)                           17,761       (109,994)         (73,134)      (275,873)
                                                       -----------    -----------      -----------    -----------

INCOME TAXES AND SUBSIDIARY LOSS (INCOME)
    Income taxes
    Minority interest in subsidiary loss (income)           6,779          7,015           23,706         25,197
                                                       -----------    -----------      -----------    -----------
       Total income taxes and subsidiary loss (income)      6,779          7,015           23,706         25,197
                                                       -----------    -----------      -----------    -----------

NET INCOME (LOSS)                                      $   24,540     $ (102,979)      $  (49,428)    $ (250,676)
                                                       ===========    ===========      ===========    ===========

NET INCOME (LOSS) PER SHARE (NOTE 2)                   $  NIL         $    (0.01)      $    (0.01)    $    (0.02)
                                                       ===========    ===========      ===========    ===========


The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                 Consolidated Statement of Cash
AND SUBSIDIARIES                                       for the Nine Month Period Ended
                                                       September 30, 1997 and 1996
--------------------------------------------------------------------------------------
                                   UNAUDITED

                                                             Nine Months Ended
                                                                 September 30,
                                                            1997               1996
                                                      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                           $    (49,428)      $   (250,676)
  Add items not requiring the use of cash:
   Depreciation and amortization                            58,416              9,120
   Forgiveness of debt                                      (4,098)
   Minority interest                                       (23,706)           (25,197)
   Loss (gain) on sale of equipment
   Stock granted for operating expenses
   Stock options issued for services
   Accrued interest payable converted to debt                                   1,014
  Net (increase)/decrease in:
   Accounts receivable                                     922,493             (6,154)
   Other Current Assets                                    (18,703)             4,571
   Inventory                                              (131,484)
  Net increase/(decrease) in:
   Accounts payable                                        108,486
   Interest payable                                         (1,028)             3,063
                                                      -------------      -------------
  NET CASH FLOWS PROVIDED FROM
   OPERATING ACTIVITIES                                    860,948           (264,259)
                                                      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Additions)/reductions:
  Mining claims
  Deferred exploration and development costs
  Property, plant and equipment                           (116,284)            (3,518)
  Mining leases
  Leasehold improvements
  Patents and licenses                                                            904
  Advance minimum royalties
  Partnership investment
  Organization costs
 Proceeds from:
  Sale of equipment
  Redemption of bonds and deposits
 Loans made
  Less repayments
                                                      -------------      -------------
  NET CASH FLOWS PROVIDED (USED)
   FROM INVESTING ACTIVITIES                              (116,284)            (2,614)
                                                      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of short term debt                               200,000            275,000
 Payments to settle debt                                   (98,510)          (108,973)
 Deferred Credit
 Sale of treasury stock
 Contributed capital                                                           83,442
 Issuance of common stock                                                          84
                                                      -------------      -------------
  NET CASH FLOWS PROVIDED
   FROM FINANCING ACTIVITIES                               101,490            249,553
                                                      -------------      -------------

NET INCREASE (DECREASE) IN CASH                            846,154            (17,320)
CASH AT BEGINNING OF PERIOD                                 40,566            138,675
                                                      -------------      -------------

CASH AT END OF PERIOD                                 $    886,720       $    121,355
                                                      =============      =============


The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.              NOTES TO FINANCIAL STATEMENTS
AND SUBSIDIARIES
Spokane, Washington


NOTE 1 - UNAUDITIED FINANCIAL STATEMENTS

  These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1996. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1996. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal nature. Results of operations for the period ended September 30, 1997, should not necessarily be taken as indicative of the results of operations that my be expected for the entire year 1997.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  HUNTINGTON ENVIRONMENTAL SYSTEMS, INC.

  Effective April 1, 1997, MPM Technologies, Inc. acquired certain of the assets and assumed certain of the liabilities of part of a division of United States Filter Corporation in exchange for 1.32 million shares of common stock. In connection with the acquisition, the Company formed a wholly-owned subsidiary, Huntington Environmental Systems, Inc. ("HES") which assumed the assets and liabilities acquired. HES designs, engineers, supplies and services air pollution control systems for Fortune 500 and other environmental and industrial companies worldwide.

  Since the acquisition, HES has strategically pursued the consolidation of its operations through a reduction in both its overhead and operating costs while increasing its emphasis on sales and marketing. Steps to improve market share included the creation of the new position of Vice President of Sales and Marketing during the quarter ended September 30, 1997. The position was filled with a highly experienced individual in the pollution control industry. Additional steps have included the preparation of new product literature, presentation of technical papers and the continuation of attendance at strategic industry trade shows.

  Results of these efforts have shown in a number of areas.  Requests for quotation have increased to an eighteen month high, both for firm quotations and for budget quotations.  Budget quotations allow our customers to plan for
  1998 expenditures.  Quotations issued to repeat customers are numerous for both new and replacement equipment.  Quotations for new projects abroad include installations in Canada, the United Kingdom and Australia.  HES has

  received a contract for its first commercial two-chamber unit which will be started in February 1998. Two-chamber units will comprise an increasing percentage of the total VOC control market in the coming years. Fourth quarter 1997 results are expected to be flat as marketing efforts continue to take affect. Management anticipates that more positive results will be reflected in the form of improved revenues and profits in the second and third quarters of 1998.

  This acquisition was the first step in the Company's plan, instituted by the Board of Directors in 1996, to build a core business around air pollution control systems and related environmental remediation technologies. The Company's acquisition strategy is to acquire cash-positive, profitable companies to build an earnings base which would allow further expansion while the Skygas technology come to fruition.

  The acquisition of Huntington Environmental Systems, Inc., was specifically positive in that not only has the Company achieved revenues, but it also secured the services of one of the leading engineer firms in the United States to assist it with the Skygas technology evaluation. This allows the Company to work in conjunction with USF Smogless on particular issues and develop its own specific technological application for the Skygas process.

  NUPOWER, INC. (SKYGAS PROCESS)

  Skygas Venture partner USF Smogless moved forward with permitting issues pursuant to the agreement entered into with a consortium of European companies during 1996. The agreement calls for utilization of the Skygas technology along with USF Smogless' proprietary Flotherm technology for the destruction of selected wastes and the creation of fuel gas. The project is estimated to be in excess of $10 million of capital investment. Management expects to obtain all necessary permits during the fourth quarter of 1997. The Company is continuing with on-going negotiations for Skygas installations in Taiwan, South Korea, Thailand, China, Europe and North America.

  The Company has entered into a working agreement with the Institute of Gas Technology, Des Plaines, Illinois, to construct, de-bug and test the Skygas process. By building a Skygas plant at their fully permitted facility, the Company will use IGT to accelerate completion of the technology and help locate potential customers. Upon completion management expects to receive EPA approval for Skygas and fast-track entrance into the extensive North American market while running parallel with USF Smogless' efforts in Europe. The Company intends to attract and end user to finance the construction of this plant.

  Skygas is a patented process for converting carbonaceous materials into clean-burning medium BTU fuel gas which can be used for electrical power generation or for conversion into a variety of valuable chemicals. In March of 1990, NuPower, a Montana general partnership, in which NuPower, Inc., a wholly owned subsidiary of MPM Technologies, Inc., owns a 58.21% interest, entered into an agreement with Smogless S.p.A., Milan, Italy, and Unitel Technologies, Inc., Mt. Prospect, IL, for the purpose of commercializing the Skygas process. Smogless agreed to finance, engineer, build, test and operate a commercial demonstration facility. Unitel agreed to handle all promotional work, public relations, advertising and marketing of the process.

  In 1994, Smogless S.p.A. was purchased by United States Filter Corp. (NYSE:
  USF), Palm Desert, CA, and renamed USF Smogless.  In December of 1996, MPM

  announced it had purchased Unitel's 15% interest in the Venture for 1.2 million shares of common stock. Management believes that by acquiring this interest the Company has better positioned itself financially regarding future sales of the technology. Percentage of interest in the Skygas Venture is as follows: NuPower (of which the Company owns 58.21%) - 70%; USF Smogless - 15%; and MPM Technologies, Inc. - 15%.

  MINING

  The Company owns or controls 32 patented and unpatented lode claims amounting to approximately 750 acres in the heart of the historical Emery Mining District, Powell County, Montana. The 32 claims include eight patented claims and sixteen unpatented claims owned by the Company and eight patented claims leased by the Company. During the Second Quarter of 1997, the Company did not renew leases on thirteen unpatented claims to better consolidate its holdings and cut expenses. To date, the Company has expended over $1.3 million on exploration and development, lease payments and claims. Over $532,000 has been expended by the Company on buildings, mill machinery, vehicles and equipment. Management is seeking a joint venture partner to further explore and develop the properties.


QUARTER ENDED 9/30/97 COMPARED TO QUARTER ENDED 9/30/96

Results of Operations

                              1997          1996       Inc/(Dec)   % of Change

Working Capital (Deficit)   1,757,899   (1,008,700)   2,766,599      274
Total Operating Expenses      439,195       96,957      342,238      352
Interest Expenses              12,960       13,962   (    1,002)    (  7)
Contract Services               1,930   (   18,605)      20,535      110
Insurance                       3,439        4,399   (      960)    ( 21)
Professional Services      (   29,393)      44,205   (   73,598)    (166)
Office and Postage             15,954       11,898        4,056       34
Reimbursed Expenses             2,749        9,733   (    6,984)    ( 71)
Travel and Entertainment   (    2,830)       7,039   (    9,869)    (140)
Net Income (Loss)              24,540   (  102,979)     127,519      123

Changes from the Third Quarter 1996 to the Third Quarter 1997 reflect the Company's acquisition and financial consolidation with Huntington Environmental Systems, Inc.

                                    PART II

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

Item 4. Submission of Matters to a Vote of Security Holders

  On September 15, 1997, at the Annual Meeting of Stockholders of the Corporation, the following items were brought to a vote:

  Election of Directors:

  L. Craig Cary Smith         For: 11,734,068          Withhold:  52,590

  To approve the selection of Terrence J. Dunne, CPA, PS, as independent auditors of the Corporation for the fiscal year ending December 31, 1997:

  For:  11,690,253       Against:  50,020         Abstain:  46,385

  To amend the 1989 Stock Option Plan:

  For:  11,219,845       Against:  308,622        Abstain:  114,460

  The total voted shares of 11,786,658 represented 71.6% of the common stock outstanding. At record date July 18, 1997, the common stock outstanding was 16,463,404.

Item 5.  Other Information

  There is no other information to report under this item.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MPM TECHNOLOGIES, INC.




         11/13/97                           /s/Robert D. Little
    -------------------                    ----------------------
          (Date)                             Robert D. Little
                                                Secretary