Form 10KSB
period 1997-12-31
MPM TECHNOLOGIES INC
filed 1998-04-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange act of 1934

                  For the fiscal year ended December 31, 1997
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
            (Exact Name of Registrant as specified in its Charter)


          Washington                              81-0436060
--------------------------------           -------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification Number)

     222 W. Mission Ave.
     Suite 30
     Spokane, WA                                  99201
--------------------------------           -------------------------
   (Address of principal                        (Zip Code)
    executive offices)

Registrant's telephone number, including area code:  509-326-3443

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value                    Nasdaq
----------------------------------           ------------------------
      Title of Each Class                    Name of Exchange on
                                             Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

Aggregate market value of the registrant's common stock held by non-affiliates as of April 5, 1998 was $14,420,354.

As of April 5, 1998, the registrant had outstanding 16,480,404 shares of common stock which is the registrant's only class of stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference into Part IV of this report:  (1) Form 10, effective October 21, 1986, Commission File No. 0-14910

Part I

Item 1.  Business

MPM Technologies, Inc. (the "Company") has three wholly-owned subsidiaries including Huntington Environmental Systems, Inc. ("HES"), Nupower, Inc. ("Nupower") and MPM Mining ("Mining"). For the year ended December 31, 1997, HES was the only completely operational entity. The Company continues its efforts in the research and development of a waste-to-energy process known as "Skygas". These efforts are largely through the Company's participation in Nupower Partnership in which the Company has approximately a 58% interest through its ownership of Nupower.

HUNTINGTON ENVIRONMENTAL SYSTEMS, INC.

Effective April 1, 1997, the Company acquired certain of the assets and assumed certain of the liabilities of part of a division of United States Filter Corporation in exchange for 1.32 million shares of the Company's common stock.
 The transaction was accounted for as a purchase. In connection with the acquisition, the Company formed a wholly-owned subsidiary, Huntington Environmental Systems, Inc. ("HES") which assumed the assets and liabilities acquired. HES designs, engineers, supplies, and services air pollution control systems for Fortune 500 and other environmental and industrial companies around the world.

Through the technologies and employees acquired, HES is a leader in the design, fabrication, installation, start-up and maintenance of high temperature pollution control equipment. With over 25 years experience and over 300 installations worldwide, HES's engineering staff is uniquely prepared to address the full scope of customers' process problems. HES's policy of handling clients' individual concerns includes in-depth analysis and evaluation, followed by complete engineering and design services leading to application-specific engineered solutions.

HES is the first acquisition in the Company's revised plans to change its focus and direction toward environmental concerns in general, and pollution issues specifically.

As stated above, HES was a part of a division of U.S. Filter. U.S. Filter had acquired it and a large group of other divisions known collectively as "Wheelabrator Clean Air Systems" from Waste Management in November 1996. Because of this, and the fact that HES was also a part of a division when it was owned by Waste Management, the Company was unable to obtain sufficient historical data to determine the pro forma results for prior periods to make the required disclosures assuming the purchase of HES had been consummated as of January 1, 1996. As a result, these disclosures have been omitted.

NUPOWER, INC.

The Company holds a 58.21% interest in Nupower Partnership through its ownership of Nupower. No other operations were conducted through Nupower. Nupower partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. Nupower Partnership owns 70% of the Skygas Venture. MPM separately owns 15% of the venture and USF Smogless, Milan, Italy (a subsidiary of United States Filter Corp.) owns 15% of the venture.

MPM MINING, INC.

Mining controls 32 claims on approximately 1,000 acres in the historical Emery Mining District in Montana. It also owns a 200 ton per day floatation mill on site. Extensive exploration has been conducted in the area by companies such as Exxon Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to the efforts of Mining. In accordance with the Board of Directors mandates, the Company's management is actively seeking out mining companies and other businesses to purchase the Company's mining properties and equipment.

INDUSTRY SEGMENT DATA

The Company's operations for 1997 include air pollution control, waste-to-energy and mining. Only the air pollution control operations had revenue for the year ended December 31, 1997.


                  Air pollution  Waste-to-           Corporate
     1997             control      energy    Mining  and other      Total
----------------- ------------- ----------- -------- ---------- ------------
Net sales          $ 6,076,936         -          -         -   $ 6,076,936
Depreciation &
 Amortization           21,091     1,003     26,548       644        49,286
Research &
  Development                -         -          -         -          -
Income (loss)
  from operations       82,677   (83,414)   (48,389) (169,011)     (218,137)
Net income (loss)       76,751   (83,414)   (48,389) (187,662)     (242,714)


EMPLOYEES

Except for HES, the Company and its subsidiaries have no employees. HES has twenty-two full time employees, the majority of whom are licensed, degreed engineers.

The Company's officers do not expect to devote full time to the Company. Since HES is the only fully operating company, and is fully staffed, it is not expected that the Company's officers will need to spend a substantial amount of time for the other entities.


NO DIVIDENDS

The Company has not paid dividends in the past, and expects to continue its policy of not paying dividends in the future. The Company plans to retain any future earnings to enhance its capital and expand its operations.


FINANCING

Through HES, the Company is currently negotiating with a large bank in Chicago for a $500,000 line-of-credit. This is expected to be in place in the second quarter of 1998 subject to successful completion of negotiations. Due to its favorable cash position, the Company expects that its current working capital needs will be met with the available funds, and with the ongoing HES business.
 The line-of-credit will be used if needed to fund the Company's growth and expansion.

BACKLOG

HES has a backlog of orders and work in progress aggregating approximately $3,000,000 at December 31, 1997. There is currently no other backlog of orders for any of the Company's other businesses.


WASTE-TO-ENERGY

The Company's waste-to-energy process consists of an innovative technology known as "Skygas". The Company is currently working with the Institute of Gas Technology ("IGT") on the development and construction of a prototype Skygas unit. This unit will be built on the property of IGT. IGT will supervise the initial operation, and will handle the initial testing of the unit. The Company intends to attract an end-user to finance construction of this plant.

COMPETITIVE CONDITIONS

HES operates in an extremely competitive environment. There are a number of potential competitors for every job that HES bids on. The number of bidders ranges from two or three to as many as seven or eight depending on the potential customer and the work to be performed. The parts and service side of the business tends to be somewhat less competitive since the parts and service work are generally for units that have previously been sold and/or installed by HES.

There are a significant number of persons and companies developing or have developed any number of waste-to-energy systems. Management of the Company believes that its development of Skygas as a superior system will give it the necessary competitive edge in this area.

Due to the large number of persons and companies engaged in exploration for and production of mineralized material, there is a great degree of competition in the mining part of the business. Since management has decided to sell its mining holdings and equipment, it will no longer need to compete in this area.


SEASONAL VARIATIONS

The impact of seasonal changes is minimal on the air pollution control business of HES. There may be some limitations on the installation of the air pollution control units when the weather is more severe in the winter months in those areas of the world where the weather is significantly colder in that season. There have been, however, no discernible variations to date to indicate that the business is subject to seasonal variations.

There are currently no seasonal influences on the ongoing development of the Skygas process. It is also not expected that there will be any seasonal variations when the Skygas units are produced.


Item 2.  Properties

HES presently owns no property related to its air pollution control business. It leases space from its former owner on a month-to-month basis. The Company also currently has no property related to its waste-to-energy operations.

The principal properties of the Company's mining interests consist of the following claims under control:


          Owned by the Company:
               Eight Patented Claims
               Sixteen Unpatented Claims

          Leased by the Company:
               Eight Patented Claims

These claims amount to approximately 1,000 acres of land in Montana.  MPM Ltd.
controls eighteen former mine sites that have been inactive since 1930.  Each

of these have old adits, tunnels and dump piles of known mineralized material.
 All testing and metallurgical work has been completed. Management has directed the Company to sell these interests as previously discussed.


Item 3.  Legal Proceedings

The Company knows of no litigation present, threatened, or contemplated, or unsatisfied judgments against the Company or its officers or directors, or any proceedings in which the Company or its officers or directors are a party.


Item 4.  Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders since those reported in the Company's third quarter report.




                                    Part II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

a)  Market Information

The Company's common stock trades on The Nasdaq SmallCap Market under the symbol MPML.

                                         High Bid       Low Bid
1997
--------------                          ---------      ---------
First Quarter                           $   0.50       $   0.25
Second Quarter                              1.25           0.38
Third Quarter                               0.93           0.56
Fourth Quarter                              0.88           0.50

1996
--------------
First Quarter                               1.75           0.62
Second Quarter                              2.00           1.00
Third Quarter                               1.50           0.93
Fourth Quarter                              0.68           0.43

1995
--------------
First Quarter                               2.00           1.18
Second Quarter                              2.18           1.25
Third Quarter                               1.75           1.25
Fourth Quarter                              1.87           0.75

b) Holders

As of April 5, 1998, there were approximately 2,300 holder of record of the Registrant's common stock.

c)  Dividends

The Company has not paid dividends in the past. It is not anticipated that the Company will distribute dividends for the foreseeable future. Earnings of the Company are expected to be retained to enhance the Company's capital and expand its operations.

Item 6.  Selected Financial Data
                         1997        1996        1995         1994       1993
Results of Operations
--------------------- ------------ --------- ---------  ------------  ---------
Operating revenues    $6,076,936   $  -0-     $  -0-    $  200,147    $  -0-
Interest expense          96,068     54,773     68,257      79,125     127,871
Net (loss)             ( 277,573)  (394,607)  (271,052)   (227,991)   (495,513)

Financial Position
Working Capital        1,170,091   (942,947)  (822,860) (1,047,464) (1,111,925)
Total Assets           6,885,952  3,074,567  2,051,541   2,015,304   2,074,009
Long-term Debt           530,060     -0-        -0-         -0-          -0-
Accumulated Deficit    4,903,473  4,660,759  4,266,152   3,995,000   3,767,109
Stockholders' Equity   4,472,756  2,771,637  1,745,657   1,617,394   1,449,368

Per Common Share

Net (loss)                 (0.02)     (0.03)     (0.02)      (0.02)      (0.03)
Book value                  0.27       0.19       0.14        0.14        0.12
Average shares
   Outstanding        15,440,089  13,339,445 12,534,158  12,107,813  11,857,255


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

a)  Review of Operations

The Company acquired certain of the assets and assumed certain of the liabilities of a portion of a division of U.S. Filter Corporation as of April 1, 1997. The Company formed HES to operate this air pollution control business. The results of operations for the year ended December 31, 1997 include the operations of HES for the nine months from April 1, 1997 through December 31, 1997.

For the nine months ended December 31, 1997, HES had revenues of $6,076,936. Since the portion of the division the Company acquired was owned by U.S. Filter only since November 1996, and was formerly a part of a division of Waste Management prior to that, comparative sufficient detailed data was not available to determine prior comparative balances.

Since the April acquisition, HES has strategically pursued the consolidation of its operations, and effected a reduction in both its overhead and operating costs. At the same time, HES has increased its efforts in sales and marketing. Steps to improve market share included the creation of the new position of Vice President of Sales and Marketing. This position has been filled with a highly experienced individual. Other steps to improve market share have included preparation of new product literature, presentations of technical papers and continued participation and attendance at strategic industry trade shows.

The results of these efforts have included high levels of requests for quotations, both for firm quotations and for budget quotations. Quotations for repeat customers are high for both new and replacement equipment. Quotations for new projects abroad include installations in Canada, the United Kingdom, Australia and India. HES has also developed its first two chamber unit which was recently started. Management believes that two chamber units will comprise an increasing percentage of the total VOC control market in the upcoming years.

HES is anticipating improvements in all areas in 1998. Management is projecting a 20% increase in revenues, and an improvement in its pre-tax margin percentage. These projections are based in part on the year end backlog of work to be completed which has increased 34% since the acquisition on April 1, 1997.

The Company is currently in the final stages of negotiations which will lead to the building of a prototype Skygas unit. This unit will be built with the assistance of the Institute of Gas Technology, and will be located on their property. IGT will conduct the testing of the unit once it is completed. Management anticipates that the unit will be operational in the late third quarter or early fourth quarter. Once the unit is operational, and testing has been completed, it is expected that sales of similar units will begin immediately based on the amount of interest in the technology, and the customers that have already contacted the Company. The Company intends to find an end-user to finance the construction of this plant.

The Company has expended over $1,300,000 on mining exploration and development, lease payments and claims. Over $550,000 of additional funds have been expended on mining equipment. The Company is currently actively marketing its mining properties and equipment for sale. Management has decided to get out of the mining business, and focus on its air pollution control and waste-to-energy businesses.


Year Ended 12/31/97 Compared to Year Ended 12/31/96

The net loss for 1997 was $242,714, or $0.02 per share, compared with a loss of $394,606, or $0.03 per share for 1996. The Company shed its development stage status in 1997 through the acquisition of HES. As a result, the Company had revenue in 1997 of $6,076,936 compared to no revenues in the prior period. Operating expenses increased $981,343 to $1,355,911 in 1997 compared to $374,568 in 1996. This increase was due primarily to the acquisition of HES and its operations.

Due to the fact that prior to April 1, 1997, HES was a part of a division of U.S. Filter, and that U.S. Filter had purchased it along with a number of other divisions from Waste Management in November 1996, sufficient data was not available to determine comparable amounts for earlier periods.

Year Ended 12/31/96 Compared to Year Ended 12/31/95

The net loss for 1996 was $394,606, or $0.03 per share, compared to $271,052, or $0.02 per share for 1995. Operating expenses increased $142,640 to $374,568 in 1996 compared to $231,928 in 1995. This increase was due primarily to management's increased efforts to identify and investigate acquisitions. The Company was still a development stage company in 1996, and, accordingly, had no revenue.

Year Ended 12/31/95 Compared to Year Ended 12/31/94

The net loss for 1995 was $271,052, or $0.02 per share, compared to $227,911, or $0.02 per share for 1994. Operating expenses decreased $105,245 to $231,928 in 1995 compared to $337,173 in 1994. This decrease was due primarily to decrease activity in the Company's development. Again, the Company was still in a development stage, but managed to have revenue of $200,147 related to its agreements involved with its Skygas technology.

Liquidity and Capital Resources

During 1997, funds for operations were provided principally by cash generated subsequent to the acquisition of HES and its continuing operations. Current cash reserves and continuing operations of HES are believed to be adequate to fund the Company's operations for the foreseeable future. The Company is also negotiating with a large Chicago bank for a $500,000 line-of-credit. While its working capital and operating needs are expected to be met by continued operations of HES, the line-of-credit is expected to give the Company more latitude in its efforts to grow its current business and expand in other related areas.

Management has oral agreements from banks and major shareholders that will enable the Company to extend the payment terms of the loans payable to major stockholders and to renew short-term bank loans. Certain of the Company's officers have orally agreed to personally secure all notes of the Company. Management believes its present sources of working capital are sufficient for both its short and long-term purposes.

The Company should also realize cash receipts from the sale of its mining holdings and equipment. The proceeds from these sales will be used to reduce debt and fund participation costs associated with the Skygas venture.

IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and the Company continually seeks ways to mitigate its impact. To the extent permitted by competition, HES passes increased costs on to its customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 1997 was negligible.


Since the Company did not engage in any mining operations, sales of metals or metal bearing ores, and was in the development stage of the waste-to-energy process, inflation did not materially impact the financial performance of those segments of the Company's business. Management estimates that the operations of the Company were only nominally impacted by inflation.

COMPENSATED ABSENCES

For HES employees, it is the policy of the Company that employees take paid vacation time each year as determined by his or her length of continuous service. Vacation time is accrued for each employee, and any unused accrued vacation time at the time of an employee's termination of employment is paid to the employee. These costs are accrued and accounted for in the HES financial statements.

HES employees also are compensated for sick time to the extent they have accrued sick leave credit. Sick leave credit accrues at the rate of five days per year for hourly employees, to a maximum of twenty days. Salaried employees are allotted twenty days of salary continuation per year. Unused salary continuation days do not carry over from year to year. The Company does not pay for any unused sick days or salary continuation days upon termination of employment.



Item 8.  Financial Statements and Supplemental Data

The financial statements follow on the next page.












                            MPM TECHNOLOGIES, INC.

                                 CONSOLIDATED
                             FINANCIAL STATEMENTS








To The Board of Directors of
MPM Technologies, Inc.

                         INDEPENDENT AUDITOR'S REPORT

I have audited the consolidated statement of financial position of MPM Technologies, Inc. (a Washington corporation) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


/s/Terrence J. Dunne

Terrence J. Dunne
Certified Public Accountant

Spokane, Washington
April 13, 1998

                                                                                        Consolidated Statement of Financial
MPM TECHNOLOGIES, INC.                                                                  Position as of December 31, 1997
AND SUBSIDIARIES                                                                        and 1996

                                        ASSETS

                                                                                              1997                 1996
                                                                                       -------------        -------------
CURRENT ASSETS
     Cash and cash equivalents (Notes 1 and 15)                                        $  2,010,596         $     40,566
     Receivables, net of allowance for doubtful accounts                                    603,925               37,017
     Costs and estimated earnings in excess of billings (Note 3)                            445,205
     Inventory (Notes 1 and 4)                                                              718,434
     Other current assets                                                                    28,814                1,438
                                                                                       -------------        -------------
               Total Current Assets                                                       3,806,974               79,021
                                                                                       -------------        -------------
PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 5)
     Land and buildings                                                                     203,005              203,005
     Mining property                                                                         54,047               54,047
     Equipment and machinery                                                                539,413              406,694
     Software                                                                                 3,258                3,258
                                                                                       -------------        -------------
               Total Property, Plant and Equipment                                          799,723              667,004
               Less accumulated depreciation                                                470,450              422,167
                                                                                       -------------        -------------
               Net Property, Plant and Equipment                                            329,273              244,837
                                                                                       -------------        -------------
OTHER ASSETS
     Deferred exploration and development costs (Note 2)                                  1,195,465            1,195,465
     Investment (Note 1)                                                                  1,200,000            1,200,000
     Notes receivable                                                                       275,000              275,000
     Licenses, net of accumulated amortization of $5,598
         and $4,595, respectively (Note 2)                                                   28,490               29,494
     Advance minimum royalties (Note 2)                                                      50,750               50,750
                                                                                       -------------        -------------
               Total Other Assets                                                         2,749,705            2,750,709
                                                                                       -------------        -------------

TOTAL ASSETS                                                                           $  6,885,952         $  3,074,567
                                                                                       =============        =============

The accompanying notes are an integral part of these financial statements.

                                                                                        Consolidated Statement of Financial
MPM TECHNOLOGIES, INC.                                                                  Position as of December 31, 1997
AND SUBSIDIARIES                                                                        and 1996

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              1997                 1996
                                                                                       -------------        -------------
CURRENT LIABILITIES
     Accounts payable                                                                  $    419,625         $        963
     Accounts payable - Related party (Note 6)                                               55,116
     Accrued expenses                                                                       273,959
     Billings in excess of costs  and estimated earnings (Note 3 )                          760,224
     Interest payable                                                                           737                5,859
     Interest payable - Related parties (Note 8 )                                           129,997              129,997
     Advance from officer (Note 7 )                                                         200,000
     Notes payable (Note 8)                                                                 282,369              570,234
     Notes payable - Related parties (Note 8)                                               314,765              314,765
     Customer deposits                                                                       27,000
     Long term debt - Current portion (Note 9 )                                             164,399
     Other current liabilities                                                                8,692
                                                                                       -------------        -------------
               Total Current Liabilities                                                  2,636,883            1,021,818
                                                                                       -------------        -------------

LONG - TERM DEBT (Note 9)                                                                   530,060
                                                                                       -------------

MINORITY INTEREST IN CONSOLIDATED
     ENTITIES (Note 10 )                                                                   (753,748)            (718,888)
                                                                                       -------------        -------------

COMMITMENTS (Note 11 )

STOCKHOLDERS' EQUITY
     Common stock; $.001 par value; 50,000,000 shares
         authorized; 16,480,404 shares and 14,399,773
         shares issued and outstanding as of December 31,
         1997 and 1996 respectively                                                          16,481               14,400
     Additional paid-in capital                                                           9,359,748            7,417,995
     Accumulated deficit                                                                 (4,903,472)          (4,660,758)
                                                                                       -------------        -------------
        Total Stockholders' Equity                                                        4,472,757            2,771,637
                                                                                       -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   6,885,952        $  3,074,567
                                                                                       =============        =============
The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.                                         Consolidated Statement of Operations For the
AND SUBSIDIARIES                                               Years Ended December 31, 1997, 1996 and 1995

                                                                      1997            1996            1995
                                                               ----------------- -------------  ----------------

REVENUE                                                        $      6,076,936  $        -0-   $           -0-

COST OF SALES                                                         4,939,162
                                                               -----------------

GROSS PROFIT                                                          1,137,774
                                                               -----------------

OPERATING EXPENSES
     Marketing                                                          566,163
     Operating overhead                                                 400,452
     Depreciation and amortization                                       49,286        89,302            12,399
     Other operating expenses                                           340,010       285,266           219,529
                                                               ----------------- -------------  ----------------
           Total Operating Expenses                                   1,355,911       374,568           231,928
                                                               ----------------- -------------  ----------------

(LOSS) BEFORE NON-OPERATING ITEMS                                      (218,137)     (374,568)         (231,928)
                                                               ----------------- -------------  ----------------

NON-OPERATING INCOME (EXPENSE)
     Interest income                                                     36,632         3,032             1,887
     Interest expense                                                   (96,068)      (54,773)          (68,257)
     Miscellaneous expense                                                                               (4,367)
                                                               ----------------- -------------  ----------------
           Total Non-Operating Income (Expense)                         (59,436)      (51,741)          (70,737)
                                                               ----------------- -------------  ----------------

(LOSS) BEFORE SUBSIDIARY LOSS                                          (277,573)     (426,309)         (302,665)
                                                               ----------------- -------------  ----------------

SUBSIDIARY LOSS
     Minority interest in subsidiary loss                                34,859        31,703            31,613
                                                               ----------------- -------------  ----------------

NET (LOSS)                                                     $       (242,714) $   (394,606)  $      (271,052)
                                                               ================= =============  ================

NET (LOSS) PER SHARE                                           $          (0.02) $      (0.03)  $         (0.02)
                                                               ================= =============  ================

WEIGHTED AVERAGE NUMBER
           OF SHARES                                                 15,977,573    13,339,445        12,534,158
                                                               ================= =============  ================

The accompanying notes are an integral part of these financial statements.

                                                                               Consolidated Statement of Changes in
MPM TECHNOLOGIES, INC.                                                         Stockholders' Equity For the Years Ended
AND SUBSIDIARIES                                                               December 31, 1997, 1996 and 1995

                                                                       Additional
                                            Common Stock               Paid-In        Accumulated
                                             Shares        Amount      Capital          Deficit              Totals
                                         -----------     ---------   ------------   ----------------    -----------------
Balances as of
     December 31, 1994                   12,385,259      $ 12,386    $ 5,600,108    $  (3,995,100)      $      1,617,394

Contributed capital from
     directors                                                           190,752                                 190,752

Common stock issued for
     cash at $.97 per share                  82,580            83         79,917                                  80,000

Common stock issued for
     cash at $.87 per share                 115,077           115         99,885                                 100,000

Common stock issued for
     cash at $.95 per share                 159,260           159        151,804                                 151,963

Investment in NuPower                       100,000           100       (119,349)                               (119,249)

Common stock registration
     fees                                                                 (4,151)                                 (4,151)

Net (loss)                                                                               (271,052)              (271,052)
                                         -----------     ---------   ------------   ----------------    -----------------

Balances as of
     December 31, 1995                   12,842,176        12,843      5,998,966       (4,266,152)             1,745,657

Common stock issued for
     services at $.375 per
     share                                   34,000            34         20,026                                  20,060

Cash contributed to
    additional paid-in capital                                            55,528                                  55,528

Continued on next page

The accompanying notes are an integral part of these financial statements.

                                                                               Consolidated Statement of Changes in
MPM TECHNOLOGIES, INC.                                                         Stockholders' Equity For the Years Ended
AND SUBSIDIARIES                                                               December 31, 1997, 1996 and 1995

Continued from previous page
                                                                        Additional
                                          Common Stock                    Paid-In        Accumulated
                                             Shares         Amount        Capital          Deficit           Totals
                                         -----------     ---------   ------------   ----------------    -----------------
Notes payables converted to
     common stock at $.729
     per share                               34,305            34         24,964                                  24,998

Common stock options
     exercised for cash at
     $.10 per share                          50,000            50          4,950                                   5,000

Notes payables converted to
     common stock at $.646
     per share                               61,895            62         39,938                                  40,000

Notes payables converted to
     common stock at $.454
     per share                              110,193           110         49,890                                  50,000

Notes payables converted to
     common stock at $.372
     per share                               67,204            67         24,933                                  25,000

Common stock issued for
     15% of a development
     stage joint venture                  1,200,000         1,200      1,198,800                               1,200,000

Net (loss)                                                                               (394,606)              (394,606)
                                         -----------     ---------   ------------   ----------------    -----------------

Balances at
     December 31, 1996                   14,399,773        14,400      7,417,995       (4,660,758)             2,771,637

Common stock issued for
     debt conversion at $.24
     per share                              105,764           106         24,894                                  25,000



Continued on next page

The accompanying notes are an integral part of these financial statements.

                                                                                      Consolidated Statement of Changes in

MPM TECHNOLOGIES, INC.                                                         Stockholders' Equity For the Years Ended
AND SUBSIDIARIES                                                               December 31, 1997, 1996 and 1995

Continued from previous page
                                                                        Additional
                                          Common Stock                    Paid-In        Accumulated
                                             Shares         Amount        Capital          Deficit           Totals
                                         -----------     ---------   ------------   ----------------    -----------------
Common stock issued for
     debt conversion at $.22
     per share                              346,087           346         74,654                                  75,000

Common stock issued for
     debt conversion at $.25
     per share                              115,207           115         28,983                                  29,098

Common stock issued for
     acquisition of subsidiary
     at $1.13 per share                   1,320,000         1,320      1,761,088                               1,762,408

Consulting fees paid by
     corporate officer as
     contributed capital                                                   7,920                                   7,920

Common stock issued for
     debt conversion at $.20
     per share                              172,573           173         34,827                                  35,000

Common stock issued to
     employees for com-
     pensation at $.45 per
     share                                   21,000            21          9,387                                   9,408

Net (loss)                                                                               (242,714)              (242,714)
                                         -----------     ---------   ------------   ----------------    -----------------

Balances at
     December 31, 1997                   16,480,404      $ 16,481    $ 9,359,748     $ (4,903,472)          $  4,472,757
                                         ===========     =========   ============   ================    =================
The accompanying notes are an integral part of these financial statements.

                                                                              Consolidated Statement of Cash Flows
MPM TECHNOLOGIES, INC.                                                        For the Years Ended December 31, 1997
AND SUBSIDIARIES                                                              1996 and 1995

CASH FLOWS FROM OPERATING ACTIVITIES
                                                                             1997            1996          1995
                                                                       --------------    -----------   -----------
    Net (loss)                                                         $    (242,714)    $ (394,606)   $ (271,052)
    Add items not requiring the use of cash:
       Depreciation and amortization                                          49,286         89,301        12,399
       Expenses paid by officer                                                7,920
       Common stock issued for compensation                                    9,408         20,060
       Minority interest in subsidiary loss                                  (34,859)       (31,703)      (31,612)
       Forgiveness of debt                                                                                  4,367
    Decrease (increase) in receivables                                     1,609,831        (11,577)      (10,430)
    Decrease in costs and estimated earnings
       in excess of billings                                                 362,144
    (Increase) in inventory                                                 (492,753)
    Decrease (increase) in other current assets                              (27,378)         4,656
    (Decrease) in accounts payable                                           (11,805)       (13,393)       (6,001)
    Increase in accounts payable - Related party                              55,116
    Increase in accrued expenses                                             235,371
    (Decrease) in accrued warranties                                        (206,668)
    Increase in customer deposits                                             27,000
    Increase in billings in excess of costs
       and estimated earnings                                                398,351
    Increase in other current liabilities                                      8,692
    Increase (decrease) in interest payable                                   37,741          5,859        (6,571)
                                                                       --------------    -----------   -----------

           Net Cash Provided (Used) From Operating
             Activities                                                    1,784,683       (331,403)     (308,900)
                                                                       --------------    -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment and machinery                                                      (3,515)       (3,500)
    Disposal of equipment and machinery                                      109,115
    Payment on licenses                                                                                      (195)
    Divestment of partnership interest                                                                    119,249
                                                                       --------------    -----------   -----------
           Net Cash Provided (Used) From Investing
             Activities                                                      109,115         (3,515)      115,554
                                                                       --------------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advance from officer                                                      200,000
   Payments on notes payable                                                (123,768)      (123,719)     (171,458)
   Proceeds from notes payable                                                              300,000
   Contributed capital from directors                                                        60,478       190,752
   Proceeds from sale of common stock                                                            50       208,563
                                                                       --------------    -----------   -----------
           Net Cash Provided From Financing Activities                        76,232        236,809       227,857
                                                                       --------------    -----------   -----------

NET INCREASE (DECREASE) IN CASH                                            1,970,030        (98,109)       34,511

CASH AT BEGINNING OF YEAR                                                     40,566        138,675       104,164
                                                                       --------------    -----------   -----------

CASH AT END OF YEAR                                                    $   2,010,596     $   40,566    $  138,675
                                                                       ==============    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                                                          Consolidated Statement of Cash Flows
MPM TECHNOLOGIES, INC.                                                    For the Years Ended December 31, 1997
AND SUBSIDIARIES                                                          1996 and 1995

Continued from previous page

SUPPLEMENTAL CASH FLOW INFORMATION
    AND NON-CASH FINANCING ACTIVITIES

                                                                        1997            1996            1995
                                                                   -------------    ------------    -----------

Interest payments in cash                                          $     97,092     $    44,075     $   74,828
                                                                   =============    ============    ===========


Debt converted to 273,597 shares of common stock                                    $   139,998
                                                                                    ============


Issuance of 1,200,000 shares of common stock for
     investment in joint venture                                                    $ 1,200,000
                                                                                    ============

Issuance of 100,000 shares of common stock for
     partnership interest                                                                           $   62,500
                                                                                                    ===========

Issuance of 1,320,000 shares of common stock for
     investment in subsidiary                                      $  1,762,408
                                                                   ============

Debt converted to 739,631 shares of common stock                   $    164,098
                                                                   ============

The accompanying notes are an integral part of these financial statements.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 1 _ ORGANIZATION

The Company was incorporated as Okanogan Development, Inc. on July 18, 1983, under the laws of the State of Washington. It was formed primarily for the purpose of investing in real estate and interests in real estate. On April 25, 1985, the Company combined with MADD Exploration, a Montana partnership, and changed its name to Montana Precision Mining, Ltd. In August, 1995, the Company changed its name to MPM Technologies, Inc. As a result of the combination, the Company acquired mining properties located in Powell County, Montana. As of the end of 1997, the Company is not engaged in exploration or developmental mining activities in regard to these properties. During 1996, the Company purchased Unitel Technologies, Inc.'s 15% interest in the Skygas venture for 1.2 million share of common stock. This investment was recorded at $1,200,000. The Skygas venture was formed in 1990 for the purpose of commercializing the Skygas Technology, which is a disposal/gasification process that converts solid and semi-solid wastes into clean, medium BTU synthesis gas. As of December 31, 1997, participants and interests owned in the Skygas venture included: NuPower Partnership, 70%, MPM Technologies, Inc., 15%, and USF Smogless of Milan, Italy (a subsidiary of United States Filter Corp.), 15%.

On March 31, 1997, the Company acquired an operating business from United States Filter Corporation under the terms of an "asset purchase agreement"; and subsequently formed a new Illinois corporation (Huntington Environmental Systems, Inc. or "HES") into which the acquired assets and related liabilities were transferred. MPM Technologies, Inc. issued 1,320,000 shares of common stock to United States Filter Corporation for this operating division, which designs engineers, supplies and services air pollution control systems for Fortune 500 and other environmental and industrial companies worldwide. This transaction was accounted for as a purchase and valued at $1,762,408. Major installations are generally done under fixed price contracts, the duration of which may vary significantly. The average length of a typical installation contract is the range of four to six months. This would include approximately five to seven weeks of on-site work. HES typically has the pollution control units built to specification by its suppliers. Service work is generally performed at agreed upon rates for labor, and "cost-plus" for parts and supplies. Spare parts sales are also on a "cost-plus" basis.


NOTE 2 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

The accompanying consolidated financial statements include the accounts of MPM Technologies, Inc. and its subsidiaries: Huntington Environmental Systems, Inc., MPM Mining, Inc. NuPower, Inc. and NuPower (a General Partnership). Intercompany items and transactions among the companies have been eliminated.

Huntington Environmental Systems, Inc., a wholly owned subsidiary, was acquired on March 31, 1997.

MPM Mining, Inc., a wholly owned subsidiary, was formed in 1987 in order to conduct the Company's mining operations. As of December 31, 1997, MPM Mining, Inc. had not yet begun operations.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 2 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NuPower, Inc. a wholly owned subsidiary, was formed during 1986 in order to conduct the Company's waste-to-energy operations. As of December 31, 1997, NuPower, Inc. has not yet begun operations.

NuPower, a 58.21% owned partnership, is engaged in the research and development of an electrothermal gasification process which would be utilized primarily in the waste-to-energy field, although the process is expected to have applications in other areas. This partnership was formed in 1986.

     Equipment and Other Depreciable Property

Equipment and other depreciable property are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Major additions and betterment's are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in operations.

     Deferred Exploration and Development Costs

The Company capitalizes exploration and development costs on its mining properties. If commercial ore production commences, these costs will be amortized utilizing the units-of-production method. If any of the mining properties are abandoned, the related portion of these costs will be charged to operations. In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived assets and for Long-lived assets to be Disposed of," management of the Company reviews the carrying value of these costs on a regular basis, and accordingly, these costs do not exceed their net realizable value.

     Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

     Income Taxes

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS 109 in order to allow recognition of such an asset.

     Inventories

Inventories are priced at the lower of cost or market using the first-in, first-out (FIFO) method.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 2 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

Contract revenue is recognized principally on the percentage-of-completion method in the ratio that costs incurred bears to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repair and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products.
Provision for estimated contract losses, if any, is made in the period that such losses are determined.

     Earnings (Losses) Per Share

In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on all statements of operations issued after December 15, 1997 for all entities with complex capital structures. Adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As the Company's stock options (see Note 13) are antidilutive, only basic earnings
(loss) per share is presented.

     Contracts in Progress

The asset "costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts invoiced. The liability "billings in excess of costs and estimated earnings" represents invoices in excess of revenues recognized.

     Financial Instruments

The carrying amounts reported in the consolidated statement of financial position as of December 31, 1997 and December 31, 1996 for cash equivalents, receivables, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt and notes payable approximates its carrying value as the stated or discounted rates of the debt reflect recent market conditions.

     Licenses

The Company has a license from A.C. Lewis, the inventor of the "Skygas" process, for the manufacture and construction of units. Using the straight-line method, capitalized license costs are amortized over 408 months.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 2 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Advance Minimum Royalties

Advance minimum royalties are amounts paid to property owners for the right to explore and extract commercial mineralization. The amounts paid will be offset against the Company's lease agreement, which provides for a royalty on the minerals extracted. These payments in advance of production are part of the underlying lease and are set at a minimum level to the property owner.

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Reclassification

Certain items in the 1995 and 1996 financial statements have been reclassified in order to conform to current year classifications. Such reclassifications had no effect on previously reported total assets, total liabilities and net loss.


NOTE 3 _ COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Following is a summary of costs, billings, and estimated earnings on contracts in progress:

          Costs incurred on contracts in progress      $ 3,918,585
          Estimated earnings                             1,246,410
                                                       ------------
                                                         5,164,995
          Less: billings to date                         5,480,014
                                                       ------------
                                                       $  (315,019)
                                                       ============

          The following accounts are shown in the accompanying consolidated statement of financial position under these captions:

          Costs and estimated earnings in excess
           of billings                                $    445,205
          Billings in excess of costs and estimated
           earnings                                        760,224
                                                       ------------
                                                      $   (315,019)
                                                       ============

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                   Notes to Consolidated Financial Statements


NOTE 4 - INVENTORY

Inventories consist of construction parts, supplies and partially fabricated materials that have not been charged to specific contracts. As of December 31, 1997, these inventories are summarized as follows:

          Parts and supplies                      $    201,884
          Other materials                              516,550
                                                  -------------
               Total                              $    718,434
                                                  =============


NOTE 5 - MINING PROPERTY

Following is a schedule of the components of the Company's mining property, which is located in Powell County, Montana:

          Description                             Number of Claims
          ------------------------------          ----------------
          Patented mining claims                         8
          Unpatented mining claims                      16
          Leased patented mining claims                  8

Included in the cost of mining property is a nominal amount allocated for mineralized material which is a mineralized underground area that has been intersected by sufficient closely-spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metals in order to warrant further exploration and/or development work. This deposit does not qualify as a commercially mineable ore body (reserves) until a final and comprehensive economic, technical and legal feasibility study based upon the test results is completed.


NOTE 6 - ACCOUNTS PAYABLE - RELATED PARTY

The president of MPM Technologies, Inc. is also the president of another company which provided various administration and office expenses for MPM Technologies. As of December 31, 1997, MPM Technologies owed $55,116 to this related party company, and it has been agreed that MPM Technologies will satisfy this obligation through the issuance of 137,789 shares of common stock.


NOTE 7 - ADVANCE FROM OFFICER

An officer of the Company loaned $200,000 to the Company on a non-interest bearing, unsecured, due-upon-demand basis.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 8 - NOTES PAYABLE

                    Related Parties
     Description                                1997                 1996
     ---------------------------------    --------------        -------------
     Alfred Luciano (Director of the
     Company), unsecured, interest
     at 11%, due on demand                 $     6,827           $     6,827

     Rudolph Bottiglione (Partner in
     NuPower), unsecured, interest
     at 11%, due on demand                      25,000                25,000

     Richard Appleby (Director of the
     Company), unsecured, interest at
     11%, due on demand                        129,682               129,682

     Michael Luciano (Partner in
     NuPower), unsecured, interest
     at 11%, due on demand                      35,000                35,000

     Myron Katz (Director of the
     Company), unsecured, interest
     at 11%, due on demand                      52,139                52,139

     Daniel D. Smozanek (Director of
     the Company), unsecured, interest
     at 11%, due on demand                      66,117                66,117
                                             ----------            ----------

     Notes Payable - Related Parties         $ 314,765             $ 314,765
                                             ==========            ==========


The related party creditors voluntarily agreed to terminate their current and future right to accrued interest as of December 31, 1995, and on August 13, 1987, the related party creditors also agreed to subordinate their loans to claims of outside creditors.


                    Other Notes Payable
     Description                            1997                     1996
     ------------------------------     ------------             ------------
     Note payable to First Morris
     Bank of New Jersey, with
     interest at prime plus 1%,
     payable on demand                  $  231,300               $  328,800

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 8 - NOTES PAYABLE (Continued)

     Note payable to Chesterton
     Trading, Ltd. of London, England,
     with interest at 5%, payable on
     April 1, 1999; convertible into
     common stock of the Company                5,461                  88,406

     Note payable to First National
     Bank of Libby, Montana, with
     interest at prime plus 1%,
     payable on demand                         45,607                  76,596

     Note payable to Sage Capital
     Investment, Limited, of Nassau,
     Bahamas, interest unstated, payable
     on September 17, 1997; convertible
     into common stock of the Company             -0-                  76,432
                                           -----------             -----------

     Notes Payable - Others                $  282,368              $  570,234
                                           ===========             ===========


NOTE 9 - LONG-TERM DEBT

In conjunction with the Company's asset purchase agreement with United States Filter Corporation (see Note 1), the Company assumed a long-term debt of $1,200,000, which is payable at the rate of $75,000 per year (without interest) and due on September 22nd of each year for the next fifteen years. Since an interest rate was not stated, an inputed interest rate of 9% was utilized. The $75,000 payment due on September 22, 1997 has not been made. As of December 31, 1997, the current portion (including past due amount) of this long-term debt was $164,399, and the long-term portion was $530,060. Following is a schedule of the principle payments due over the next five years:


               Year                         Amount
               ----                      -----------
               1998                      $   20,590
               1999                          22,443
               2000                          24,463
               2001                          26,665
               2002                          29,065
                                        ------------
                                          $ 123,226
                                        ============

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 10 - MINORITY INTEREST IN CONSOLIDATED ENTITY

The Company owns a 58.21% interest in NuPower, a general partnership. Since the Company owns the controlling interest in the partnership, and it exerts significant control over operations, the partnership is consolidated for financial statement purposes. The minority partners in this partnership are liable for the accumulated deficit balances in their respective partnership equity accounts pursuant to the general partnership rules, as well as specific agreements. Under these guidelines, the Company has recorded in its financial statements the accumulated deficit in the "Minority Interest in Consolidated Entity" line item.


NOTE 11 - COMMITMENTS

     Mining Leases

The Company entered into certain mining lease agreements. Following is a schedule of future minimum lease payments required under lease agreements that have initial or remaining noncancelable lease terms in excess of one year for the five years ending after December 31, 1997:

               Year                        Amount
               ----                      ----------
               1998                      $   4,800
               1999                          4,800
               2000                          4,800
               2001                          4,800
               2002                          4,800
                                         ----------
                                         $  24,000
                                         ==========

     Skygas Technology

The Company, through NuPower, entered into an exclusive license rights agreement with Skygas Inventor, A.C. Lewis, whereby the Company agreed to pay Lewis the sum of $72,000 annually through April 1, 2007. Following is a schedule of payments for the five years ending after December 31, 1997:

               Year                       Amount
               ----                     ------------
               1998                      $   72,000
               1999                          72,000
               2000                          72,000
               2001                          72,000
               2002                          72,000
                                         -----------
                                         $  360,000
                                         ===========

The Company also must pay the U.S. Bureau of Land Management $100 per year for each of the sixteen unpatented mining claims that it maintains.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company contracts for its shareholder relations services with an officer of the Company. Fees paid to this related party for services in 1995, 1996 and 1997 were $41,350; $45,600 and $45,600, respectively.

The Company owes a related party $55,116 for reimbursable expenses (see Note
6).

An officer advanced the Company $200,000 in 1997 (see Note 7).

Various directors of the Company have outstanding notes payable from the Company totaling $314,765 as of December 31, 1997 (see Note 8).


NOTE 13 - STOCK OPTION PLAN

On May 22, 1990, the shareholders of the Company voted to approve a stock option plan for selected key employees, officers and directors of the Company. The plan is administered by a Compensation Committee of the Board of Directors (the "Committee") consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to service on the Committee. No director eligible to receive options under the plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the Committee relating to the plan. Generally, the plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchase price will be paid in full on the date of purchase. The plan provides that options may be transferred only by will or by laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or by the optionee's guardian or legal representative.


Under the plan, a maximum of 2,130,000 shares were approved to be granted, and in 1997 the shareholders of the Company increased the available shares by 500,000 to 2,630,000. As of December 31, 1997, of the 2,630,000 stock options available in the plan, 1,421,000 options remained available for granting. Of the 1,209,000 stock options granted, 300,000 options had been exercised as of December 31, 1997. Therefore, there are currently 909,000 shares under option that are available to be exercised at $.10 per share. The 909,000 shares under option will expire in 2002.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 14 - SEGMENT FINANCIAL DATA

The Company's operations are classified into three principal industry segments: environmental and waste-to-energy; mining; and corporate and other. Following is a summary of segment information for 1997, 1996 and 1995:


     Year Ended December 31, 1997

                                                  Air
                                    Waste-     Pollution  Corporate
                           Mining   to-Energy   Control   and other      Total
                         ---------- ---------- ---------- ---------- ----------
Net sales               $      -0- $     -0-  $6,076,936   $   -0-  $6,076,936
Depreciation and
 amortization              26,548     1,003       21,091      644       49,286
Operating income (loss)   (48,389)  (83,414)      82,677 (169,011)    (218,137)
Net income (loss)         (48,389)  (83,414)      76,751 (187,662)    (242,714)


     Year Ended December 31, 1996

                                Environmental
                                 and Waste-   Corporate
                      Mining      to-Energy   and other       Total
                    ----------  ------------ -----------   ----------
Net sales           $      -0-    $    -0-   $      -0-     $    -0-
Depreciation and
     amortization      90,050        (748)                   89,302
Operating (loss)     (110,107)    (75,862)    (188,599)    (374,568)
Net (loss)           (110,107)    (75,863)    (208,736)    (394,606)



     Year Ended December 31, 1995

                              Environmental
                              and Waste-     Corporate
                    Mining    to-Energy      and other      Total
                   --------  -------------- ----------   -----------
Net sales          $    -0-     $   -0-      $    -0-      $    -0-
Depreciation and
     amortization   10,668       4,731                      15,399
Operating (loss)   (65,191)    (68,826)      (97,911)     (231,928)
Net (loss)         (63,304)    (68,826)     (138,922)     (271,052)

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES                     Notes to Consolidated Financial Statements


NOTE 15 - CONCENTRATION OF CREDIT RISK

The Company maintains deposits in excess of federally insured limits.
Statement of Financial Accounting Standards No. 105 identifies these items as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions.


NOTE 16 - INCOME TAXES

As of December 31, 1997 and 1996, the Company had deferred tax assets of approximately $1,283,842 and $1,201,319, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 1997 and 1996.

As of December 31, 1997, the Company has net operating loss carryforwards totaling approximately $3,930,858, which will commence to expire in 2001.




Item 9. Changes in and disagreements with accountants on Accounting and Financial Disclosure

          There were no disagreements on accounting and financial disclosures during 1995, nor has there been a change in accountants.



                                      PART III

Item 10. Directors and Executive Officers of the Registrant

a)  Identification of Directors

                                                                 FIRST ELECTED
      NAME               AGE       POSITION                      DIRECTOR
---------------------- -------  -----------------------------   ---------------
Charles A. Romberg       49        President/Director            4/25/1985
Richard E. Appleby       58        Vice President/Director       4/25/1985
Myron Katz               67        Vice President/Director       4/25/1985
Daniel D. Smozanek       72        Treasurer/Director            4/25/1985
L. Craig Cary Smith      48        Director                      4/25/1985
Alfred J. Luciano        67        Director                      6/19/1992

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b)  Identification of Executive Officers.

      NAME               AGE       POSITION                      OFFICER SINCE
--------------------   ------   ----------------------------   ----------------
Charles A. Romberg       49        President/Director            4/25/1985
Richard E. Appleby       58        Vice President/Director       4/25/1985
Myron Katz               67        Vice President/Director       4/25/1985
Daniel D. Smozanek       72        Treasurer/Director            4/25/1985
Robert D. Little         48        Secretary                     1/03/1991

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c)   Identification of Certain Significant Employees.

As of December 31, 1997, was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.


d)   Family Relations

There are no family relationships, whether by blood, marriage, or adoption, between any executives and directors.

e)  Business Experience

Background

Alfred J. Luciano, is Chairman of the Board of the Company. Mr. Luciano was Founder and President of Farm Harvesting Company from 1950 to 1978. From 1960 to 1979, he was Founder and President of A-L Services maintaining corporate sites. He is past President of the Associated Independent Contractors of the State of New Jersey and Co-Founder and Director of First Morris Bank in Morristown, New Jersey. From 1973 to the present, Mr. Luciano has been engaged in ranching, contracting and sub-dividing property in Lincoln County, Montana.
 From 1978 to 1980, he was engaged in developing a copper and silver deposit in Hungry Horse, Montana. From 1981 to 1986, he was engaged in developing the Emory Mine property in Powell County, Montana. From 1985 to until his resignation in 1990 Mr. Luciano was President and director of Montana Precision Mining, Ltd. From 1990 to the present he has been involved in the research, development and commercialization of the Skygas Process. Mr. Luciano resides in Eureka, Montana.

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

Richard E. Appleby, is Vice President and Director of the Company. He attended post graduate courses at Rutger in Landscape Design, Landscape Maintenance, Landscape Construction and Pesticide Application. From 1957 to 1973, Mr. Appleby was Superintendent and Manager of A-L Services and for Farm Harvesting Co., constructing all types of site development and landscape construction projects. From 1973 to 1980, he was Vice President of A-L Services and since 1980, has been President of that company. Mr. Appleby resides in Mendham, New Jersey.

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

Robert D. Little, is Secretary of the Company.  He is a graduate of Central

Washington University with a Bachelor of Arts Degree in Sociology; graduate studies at the University of Washington in Education and he completed Teacher Certification at Seattle University. From 1975 to 1985, he was the founder and Director of Education of the Meridian School in Seattle, Washington. From 1985 to the present, Mr. Little as been Operations Manager for the Company and became Secretary of the Company in 1991. Mr. Little has been the owner of R.D. Little Company which specializes in assisting small public companies with shareholder and investor relations from 1985 to the present. Mr. Little resides in Spokane, Washington.

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

f)   Involvement in Certain Legal Proceedings.

     Not Applicable

g)   Promoter and Control Persons.

     Not Applicable













               The Remainder This Page Left Intentionally Blank

Item 11.  Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 1997,1996 and 1995.


SUMMARY COMPENSATION TABLE

                                         Long Term Compensation

                Annual Compensation                Awards                  Payouts
Name and
Principal                             Other        Stock         Options   LTIP         All Other
Position  Year      Salary    Bonus(s)Compensation Awards(s)($)  SARs($)   Payout(s)($) Compensation($)
--------- --------- --------- -------- ----------- ------------  --------  ------------ ----------------

NONE

Option Grants In 1997 Fiscal Year
Individual Grants


                      % of Total Options/SARs
         Options/      Granted to Employees   Exercise or  Market Price on      Expiration
Name    SARs Granted  in Fiscal Year 1997     Base Price   ($/Sh)Date of Grant  Date
------- -------------  ---------------------- ------------ -------------------- -------------

NONE

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                          Unexercised
                                                                                          in-the-Money
                                                                                          Options/SARs
                                                                                          at FYE ($)
                                                                                          Number of
                                                                                          UnExercise
                                                                                          Options/SARs
                    Shares Acquired                  # of Unexercised Options/SARs        Exercisable/
Name                on Exercise      Value Realized  FYE 1997 Exercisable/Unexercisable   Unexercisable
------------------- ---------------- --------------- -----------------------------------  --------------
Charles A. Romberg                                         313,000 Exercisable            $ 205,406
President/Director

Robert D. Little                                           243,000 Exercisable            $ 159,469
Secretary                                                                                 Exercisable

L. Craig Cary
Smith                                                      353,000 Exercisable            $ 231,656
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

c) Incentive and Compensation Plans and Arrangements.

MPM Technologies Inc. has no retirement, profit sharing, pension, or insurance plans covering its officers and directors. No advances have been made, nor are any contemplated, by the Company to any of its officers or directors.

The shareholders of the Company, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of the Company. The purpose of the option plan is to promote the interests of the Company and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in the Company's business and an increased personal interest in this continued success and progress. At the Annual Meeting of Shareholders held on September 15, 1997, the shareholders approved an amendment to the stock option plan therefore increasing the number of shares in the plan by 500,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

In addition as set forth in Part b. of this Item, Security Ownership of Management, United States Filter Corporation owns 1,320,000 or 8.0% of the Company's outstanding shares. Unitel Technologies, Inc. owns 1,200,000 or 7.28% of the Company's outstanding common stock. No other person or group was known by the Registrant to own more than five percent of the Company's common stock at December 31, 1997.

b) Security Ownership of Management as of April 1, 1997.

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

 Title of      Name of                       Amount and Nature of     Percent
 Class         Beneficial Owner              Beneficial Ownership     of Class
 --------    -----------------------         ---------------------   ----------
 Common        Charles A. Romberg               62,000  [1]           0.38
 Common        Richard E. Appleby            1,333,820                8.09
 Common        Myron Katz                      756,856                4.59
 Common        Robert D. Little                 48,000  [1]           0.29
 Common        Daniel D. Smozanek            1,020,597                6.19
 Common        L. Craig Cary Smith              14,000  [1]           0.08
 Common        Alfred J. Luciano               182,808  [2]           1.10
 Common        As A Group                    3,418,081                20.74

[1] Does not include options for the purchase of shares of the Company's common stock. Options available for exercise as of December 31, 1996 for Charles A. Romberg, L. Craig Cary Smith and Robert D. Little are 313,000; 353,000; and 243,000, respectively.

[2] Does not include 837,500 shares (5.08%) of the Company's outstanding common stock owned by a Trust for which Mr. Luciano is the Executor.

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

Between 1991 and 1996 the aforementioned Officers and Directors provided approximately $1.9 million in contributed capital to the Company to fund operations.

The Company has a contract with R.D. Little Co. to provide shareholder and investor relations services. R.D. Little Co. is owned by Robert D. Little, Secretary of the Company. During the period from January 1, 1997 through December 31, 1997, total costs for services was $45,600.

It is the opinion of management of the Company that the amount and terms for leases and services from affiliates are comparable to those which might be obtained from unaffiliated parties.

Effective April 1, 1997, the Company acquired certain of the assets and assumed certain of the liabilities of part of a division of United States Filter Corporation in exchange for 1,320,000 shares of the Company's common stock. In connection with the acquisition, the Company formed a wholly-owned subsidiary Huntington Environmental Systems, Inc., which assumed the assets and liabilities acquired.

In December of 1996, the Company announced it had purchased Unitel Technologies, Inc.'s 15% interest in the Skygas venture for 1,200,000 shares of common stock. The shares have not been registered under the Securities Act of 1933 and are _restricted securities_ as that term is defined in Rule 144 under the Act. The shares may not be offered for sale, sold, traded or transferred except pursuant to an effective registration statement under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

c)  Other Information

               None

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     Exhibits, Financial Statement Schedules and Reports on form 8-K have been previously reported or are being shown as an exhibit in this form 10-KSB.

     Exhibit 23 - Consent of Terrence J. Dunne, CPA
     Exhibit 27 - Financial Data Schedule


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


MPM Technologies, Inc.

     By: /s/ Charles A. Romberg
         -----------------------
     Title:   President
           ---------------------

     Date: April 13, 1998
           ---------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Alfred J. Luciano                   /s/ Myron Katz
----------------------                  ----------------------------
Alfred J. Luciano                       Myron Katz
Chairman of the Board                   Vice President & Director

Dated: April 13 1998                    Dated: April 13, 1998
       ---------------                         ---------------------

/s/ Charles A. Romberg                  /s/ Daniel D. Smozanek
----------------------                  ----------------------------
Charles A. Romberg                      Daniel D. Smozanek
President & Director                    Treasurer & Director

Dated: April 13, 1998                   Dated: April 13, 1998
       ---------------                         ---------------------

/s/ Richard E. Appleby                  /s/ L. Craig Cary Smith
----------------------                  ----------------------------
Richard E. Appleby                      L. Craig Cary Smith
Vice President & Director
                                        Dated: April 13, 1998
Dated: April 13, 1998                          ---------------------
       ---------------------