Form 10QSB
period 1998-03-31
MPM TECHNOLOGIES INC
filed 1998-05-19
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange act of 1934

                     For the quarter ended March 31, 1998
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
            (Exact Name of Registrant as specified in its Charter)


          Washington                              81-0436060
-------------------------------            --------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification Number)

     222 W. Mission Ave.
     Suite 30
     Spokane, WA                                      99201
-------------------------------            --------------------------
     (Address of principal                          (Zip Code)
      executive offices)

Registrant's telephone number, including area code:  509-326-3443

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

As of May 5, 1998, the registrant had outstanding 16,530,404 shares of common stock which is the registrant's only class of stock.


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Financial Statements follow on the next page.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL
POSITION AS OF MARCH 31, 1998 AND
DECEMBER 31, 1997
(UNAUDITED)
                                                                         MARCH           DECEMBER
                                                                        31, 1998         31, 1997
                                                                      ------------      ------------
ASSETS

CURRENT ASSETS
     Cash and cash equilavents                                           $904,730        $2,010,596
     Receivables, net of allowance for doubtful accounts                1,615,904           603,925
     Costs and estimated earnings in excess of billings                    75,077           445,205
     Inventories                                                          544,114           718,434
     Other current assets                                                  73,572            28,814
                                                                      ------------      ------------
          Total current assets                                          3,213,397         3,806,974
                                                                      ------------      ------------

PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                                   203,005           203,005
     Mining property                                                       54,047            54,047
     Equipment and machinery                                              549,062           539,413
     Software                                                               3,258             3,258
                                                                      ------------      ------------
          Total property, plant and equipment                             809,372           799,723
          Less accumulated depreciation                                   479,394           470,450
                                                                      ------------      ------------
          Net property, plant and equipment                               329,978           329,273
                                                                      ------------      ------------

OTHER ASSETS
     Deferred exploration and development costs                         1,195,465         1,195,465
     Investment                                                         1,200,000         1,200,000
     Notes receivable                                                     275,000           275,000
     Licenses, net of accumulated amortization of $5,849
       and $5,598, respectively                                            28,239            28,490
     Advance minimum royalties                                             50,750            50,750
                                                                      ------------      ------------
          Total other assets                                            2,749,454         2,749,705
                                                                      ------------      ------------

TOTAL ASSETS                                                           $6,292,829        $6,885,952
                                                                      ============      ============


MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL
POSITION AS OF MARCH 31, 1998 AND
DECEMBER 31, 1997
(UNAUDITED)
                                                                         MARCH           DECEMBER
                                                                        31, 1998         31, 1997
                                                                     ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $186,697          $419,625
     Accounts payable - related party                                     55,116            55,116
     Accrued expenses                                                    199,526           273,959
     Billings in excess of costs and estimated earnings                  834,924           760,224
     Interest payable                                                     56,279            43,601
     Interest payable - related parties                                  130,242           129,997
     Advance from officer                                                200,000           200,000
     Notes payable                                                       259,517           282,369
     Notes payable - related parties                                     314,766           314,765
     Customer deposits                                                         -            27,000
     Long-term debt - current portion                                     67,634            67,634
     Other current liabilities                                                 -             8,692
                                                                     ------------      ------------
          Total current liabilities                                    2,304,701         2,582,982
                                                                     ------------      ------------

LONG-TERM DEBT, net of current portion                                   583,961           583,961
                                                                     ------------      ------------

MINORITY INTEREST IN CONSOLIDATED ENTITIES                              (763,408)         (753,748)
                                                                     ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 16,530,404 and 16,480,404 shares issued
      at March 31, 1998 and December 31, 1997, respectively               16,531            16,481
     Additional paid-in capital                                        9,359,748         9,359,748
     Accumulated deficit                                              (5,208,704)       (4,903,472)
                                                                     ------------      ------------
          Total stockholders' equity                                   4,167,575         4,472,757
                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             6,292,829         6,885,952
                                                                     ============      ============


MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)
                                                                               Quarter Ended
                                                                                  March 31,
                                                                     ------------------------------
                                                                            1998              1997
                                                                     ------------      ------------
REVENUES                                                              $1,769,598         $       -

COSTS OF REVENUES                                                      1,565,418                 -
                                                                     ------------      ------------

GROSS PROFIT                                                             204,180                 -

OPERATING EXPENSES
     Marketing                                                           141,344                 -
     Operating overhead                                                  317,844                 -
     Depreciation and amortization                                         8,536            11,261
     Other operating expenses                                             47,097            82,087
                                                                     ------------      ------------
          Total operating expenses                                       514,821            93,348
                                                                     ------------      ------------

LOSS BEFORE NON-OPERATING ITEMS                                         (310,641)          (93,348)

NON-OPERATING INCOME (EXPENSE)
     Interest income                                                      17,574               691
     Interest expense                                                    (21,826)          (13,637)
                                                                     ------------      ------------
          Total non-operating income (expense)                            (4,252)          (12,946)
                                                                     ------------      ------------

LOSS BEFORE MINORITY INTEREST                                           (314,893)         (106,294)

MINORITY INTEREST IN SUBSIDIARY LOSS                                       9,661             9,682
                                                                     ------------      ------------

NET LOSS                                                               ($305,232)         ($96,612)
                                                                     ============      ============

NET LOSS PER SHARE                                                        ($0.02)           ($0.01)
                                                                     ============      ============

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)
                                                                              Quarter Ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                            1998              1997
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           (305,182)          (96,612)
     Add items not requiring the use of cash:
          Depreciation and amortization                                    9,195            11,261
          Minority interest in subsidiary loss                            (9,661)           (9,682)
     (Increase) decrease in receivables                               (1,011,979)           31,511
     Decrease in costs and estimated earnings in excess of billings      370,128                 -
     Decrease in inventory                                               174,320                 -
     (Increase) in other assets                                          (44,758)           (5,258)
     (Decrease) in accounts payable                                     (232,928)             (963)
     (Decrease) in accrued expenses                                      (74,432)                -
     Increase in billings in excess of costs and estimated earnings       74,700                 -
     Increase (Decrease) in interest payable                              12,924            (5,420)
     (Decrease) in customer deposits                                     (27,000)                -
     (Decrease) in other current liabilities                              (8,692)                -
                                                                     ------------      ------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                           (1,073,365)          (75,163)
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment and machinery                                  (9,649)                -
                                                                     ------------      ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                               (9,649)                -
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                           (22,852)          (35,117)
     Proceeds from notes payable                                                           200,000
                                                                     ------------      ------------

NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                (22,852)          164,883
                                                                     ------------      ------------

NET (DECREASE) INCREASE IN CASH                                       (1,105,866)           89,720

CASH AT BEGINNING OF PERIOD                                            2,010,596            40,566
                                                                     ------------      ------------

CASH AT END OF PERIOD                                                    904,730           130,286
                                                                     ============      ============


Supplemental disclosure of non cash financing activities:

During the quarter ended March 31, 1998, the Company issued 50,000 shares of its common stock under the terms of an agreement with an unrelated entity.

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1997. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 1998 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998.

MPM Technologies, Inc. acquired certain of the assets and assumed certain of the liabilities of a part of a division of United States Filter Corporation on April 1, 1997. In connection with the acquisition, the Company formed a wholly-owned subsidiary, Huntington Environmental Systems, Inc. ("HES") which assumed the assets and liabilities acquired. United States Filter Corporation had acquired HES as part of a large group of divisions known collectively as "Wheelabrator Clean Air Systems" from Waste Management in November 1996. Because of this, and the fact that HES was also a part of a division when it was owned by Waste Management, the Company was unable to obtain sufficient historical data to determine the pro forma results for prior periods to make the required disclosures assuming the purchase of HES had been consummated as of January 1, 1997. As a result, these disclosures have been omitted.

Certain reclassifications have been made to the December 1997 amounts to conform to the March 1998 presentation.


                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Huntington Environmental Systems, Inc.

March 31, 1998 marks the completion of the first full year of operations of this subsidiary. HES designs, engineers, supplies and services air pollution control systems for Fortune 500 and other environmental and industrial companies worldwide. Through the technologies and employees acquired, HES has over 25 years of experience and over 300 installations across the globe. HES is a leader in the design, fabrication, installation, start-up and maintenance of high temperature pollution control equipment.

For the three months ended March 31, 1998, HES had revenues of $1,769,598. Since the HES was a portion of a division and had only been owned by United States Filter Corporation since November 1996, and was formerly a part of a division of Waste Management prior to that, comparative sufficient detailed data was not available to determine prior comparative balances.

HES continues to increase its sales and marketing efforts. There continues to be high levels of requests for quotations, both for firm quotations and for budget quotations. Quotations for repeat customers are high for both new and replacement equipment. Quotations for new projects abroad include installations in Canada, the United Kingdom, Australia and India.

Market conditions were highly competitive during the first quarter. While this is expected to continue for the upcoming quarters, management believes that its sales and marketing efforts will prove successful in improving its revenues and profits in the second and subsequent quarters.

Nupower, Inc. (Skygas process)

Skygas venture partner USF Smogless moved forward with obtaining permits pursuant to the 1996 agreement with a consortium of European companies. That agreement includes, among other things, the utilization of the Skygas technology with USF Smogless' proprietary Flotherm technology for the destruction of selected wastes and for the creation of fuel gas. The project is estimated to be in excess of $10 million of capital investment. Management expects to obtain all the necessary permits by the end of the year.

The Company is in the final stages of negotiations which will lead to the construction of a prototype commercial demonstration Skygas facility in the United States. The unit will be constructed with the assistance of the Institute of Gas Technology who will also be doing the testing of the unit.

Skygas is a patented process for converting carbonaceous materials into clean-burning medium BTU fuel gas which can be used for electrical power generation or for conversion into a variety of valuable chemicals. The Company has an agreement with USF Smogless and Unitel Technologies, Inc. of Mount Prospect, Illinois for the purpose of commercializing the Skygas process. Under the terms of the agreement, USF Smogless is to finance, engineer, build, test and operate a commercial demonstration facility. Unitel Technologies, Inc. has agreed to handle the promotional, public relations, advertising and marketing of the process. USF Smogless is owned by United States Filter Corporation (NYSE-USF) of Palm Desert, California. Interests in the Skygas process are Nupower (which the Company owns 58.21%) - 70%; USF Smogless - 15%;
MPM Technologies, Inc. - 15%.

Mining

On March 11, 1998, the Company's Board of Directors mandated the sale of the

Company's mining property, equipment and mill in accordance with its continuing restructuring plans. It is anticipated that this sale will be concluded during the current fiscal year. The Company owns or controls 32 patented and unpatented lode claims amounting to approximately 750 acres of land in the Emery mining district of Montana. The Company has expended over $1.3 million on exploration and development, lease payments and claims. Approximately $532,000 has been expended on buildings, machinery and equipment.

Quarter ended 3/31/98 compared to quarter ended 3/31/97

The Company was a development stage company for the first quarter of 1997. It acquired certain of the assets and assumed certain of the liabilities of a part of a division of United States Filter Corporation on April 1, 1997. It formed Huntington Environmental Systems, Inc., a wholly-owned subsidiary, which assumed the assets and liabilities acquired. As noted above, the Company was unable to obtain sufficient data to present proforma historical data.

For the quarter ended 3/31/98, the Company had a net loss of $305,232, or $.02 per share compared to a net loss of $96,612, or $.01 per share for the quarter ended 3/31/97. Revenues were $1,769,598 for the quarter ended 3/31/98 compared to no revenues for the quarter ended 3/31/97. Operating expenses were $514,821 for the quarter ended 3/31/98 compared to $93,348 for the quarter ended 3/31/97. Working capital at 3/31/98 was $908,696 compared to a deficit of $937,829 at 3/31/97.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the first quarter of 1998.

ITEM 5.  OTHER INFORMATION

On February 25, 1998, the Board of Directors had appointed Anthony L. Lee, Michael J. Luciano and Glen Hjort to serve as directors. Additionally, Mr. Lee and Mr. Hjort were appointed to serve on the Company's audit committee.






                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MPM Technologies, Inc.




          5/15/98                            /s/Robert D. Little
----------------------------                 --------------------------
          (date)                             Robert D. Little
                                             Corporate Secretary