Form 10QSB
period 1998-06-30
MPM TECHNOLOGIES INC
filed 1998-08-14
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange act of 1934

                      For the quarter ended June 30, 1998
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
            (Exact Name of Registrant as specified in its Charter)


     Washington                                   81-0436060
-------------------------------              ----------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

     222 W. Mission Ave.
     Suite 30
     Spokane, WA                                       99201
-------------------------------              ----------------------------
     (Address of principal                           (Zip Code)
      executive offices)

Registrant's telephone number, including area code:  509-326-3443

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

As of August 5, 1998, the registrant had outstanding 1,837,569 shares of common stock. The registrant has authorized 10,000,000 preferred shares, but has no preferred shares outstanding.



                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Financial Statements follow on the next page.

                                   MPM TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF FINANCIAL
                              POSITION AS OF JUNE 30, 1998 AND
                                      DECEMBER 31, 1997
                                         (UNAUDITED)
                                                                    JUNE          DECEMBER
                                                                   30, 1998       31, 1997
 ASSETS                                                          -----------     -----------

 CURRENT ASSETS
      Cash and cash equilavents                                  $1,150,763      $2,010,596
      Receivables, net of allowance for doubtful accounts           834,719         603,925
      Costs and estimated earnings in excess of billings            385,226         445,205
      Inventories                                                   523,830         718,434
      Other current assets                                           94,429          28,814
                                                                 -----------     -----------
           Total current assets                                   2,988,967       3,806,974
                                                                 -----------     -----------

 PROPERTY, PLANT AND EQUIPMENT
      Land and buildings                                            203,005         203,005
      Mining property                                                54,047          54,047
      Equipment and machinery                                       549,062         539,413
      Software                                                        3,258           3,258
                                                                 -----------     -----------
           Total property, plant and equipment                      809,372         799,723
           Less accumulated depreciation                            490,392         470,450
                                                                 -----------     -----------
           Net property, plant and equipment                        318,980         329,273
                                                                 -----------     -----------

 OTHER ASSETS
      Deferred exploration and development costs                  1,195,465       1,195,465
      Investment                                                  1,200,000       1,200,000
      Notes receivable                                              275,000         275,000
      Licenses, net of accumulated amortization of $6,099
        and $5,598, respectively                                     27,989          28,490
      Advance minimum royalties                                      50,750          50,750
                                                                 -----------     -----------
           Total other assets                                     2,749,204       2,749,705
                                                                 -----------     -----------

 TOTAL ASSETS                                                    $6,057,151      $6,885,952
                                                                 ===========     ===========

                                   MPM TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF FINANCIAL
                              POSITION AS OF JUNE 30, 1998 AND
                                      DECEMBER 31, 1997
                                         (UNAUDITED)
                                                                   JUNE          DECEMBER
                                                                  30, 1998       31, 1997
                                                                -----------     -----------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                                            $333,341        $419,625
      Accounts payable - related party                              55,116          55,116
      Accrued expenses                                             260,500         273,959
      Billings in excess of costs and estimated earnings           352,032         760,224
      Interest payable                                              69,322          43,601
      Interest payable - related parties                           130,310         129,997
      Advance from officer                                         200,000         200,000
      Notes payable                                                221,764         282,369
      Notes payable - related parties                              314,765         314,765
      Customer deposits                                                  -          27,000
      Long-term debt - current portion                              67,634          67,634
      Other current liabilities                                          -           8,692
                                                                -----------     -----------
           Total current liabilities                             2,004,784       2,582,982
                                                                -----------     -----------

 LONG-TERM DEBT, net of current portion                            583,961         583,961
                                                                -----------     -----------

 MINORITY INTEREST IN CONSOLIDATED ENTITIES                       (772,537)       (753,748)
                                                                -----------     -----------

 COMMITMENTS

 STOCKHOLDERS' EQUITY
      Preferred stock, no par value, 10,000,000 shares
        authorized, none issued
      Common stock, $.001 par value, 100,000,000 shares
        authorized, 1,837,569 and 1,831,156 shares issued
       at June 30, 1998 and December 31, 1997, respectively          1,838           1,831
      Additional paid-in capital                                 9,374,443       9,374,398
      Accumulated deficit                                       (5,135,338)     (4,903,472)
                                                                -----------     -----------
           Total stockholders' equity                            4,240,943       4,472,757
                                                                -----------     -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      6,057,151       6,885,952
                                                                ===========     ===========

                                   MPM TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE PERIODS  ENDED JUNE 30, 1998 AND 1997
                                         (UNAUDITED)
                                                                       Quarter Ended                 Six Months Ended
                                                                         June 30,                        June 30,
                                                                   1998            1997             1998           1997
                                                               ------------     -----------     -----------     -----------
 REVENUES                                                       $2,431,531      $2,894,335      $4,201,129      $2,894,335

 COSTS OF REVENUES                                               1,732,317       2,406,618       3,297,735       2,406,618
                                                               ------------     -----------     -----------     -----------

 GROSS PROFIT                                                      699,214         487,717         903,394         487,717

 OPERATING EXPENSES
      Marketing                                                    197,568         203,760         338,912         203,760
      Operating overhead                                           317,557         127,031         635,401         206,014
      Depreciation and amortization                                 10,614          36,087          19,150          47,347
      Other operating expenses                                      95,703          93,536         142,852          96,641
                                                               ------------     -----------     -----------     -----------
           Total operating expenses                                621,442         460,414       1,136,315         553,762
                                                               ------------     -----------     -----------     -----------

 LOSS BEFORE NON-OPERATING ITEMS                                    77,772          27,303        (232,921)        (66,045)

 NON-OPERATING INCOME (EXPENSE)
      Interest income                                               11,791           2,026          29,365           2,717
      Interest expense                                             (25,274)        (13,930)        (47,100)        (27,567)
                                                               ------------     -----------     -----------     -----------
           Total non-operating income (expense)                    (13,483)        (11,904)        (17,735)        (24,850)
                                                               ------------     -----------     -----------     -----------

 INCOME (LOSS)  BEFORE MINORITY INTEREST                            64,289          15,399        (250,656)        (90,895)

 MINORITY INTEREST IN SUBSIDIARY LOSS                                9,128           7,244          18,790          16,927
                                                               ------------     -----------     -----------     -----------

 NET INCOME (LOSS)                                                 $73,417         $22,643       ($231,866)       ($73,968)
                                                               ============     ===========     ===========     ===========

 NET INCOME (LOSS) PER SHARE - PRIMARY                               $0.04           $0.01          ($0.13)         ($0.04)
                                                               ============     ===========     ===========     ===========

 NET INCOME (LOSS) PER SHARE - FULLY DILUTED                         $0.04           $0.01          ($0.12)         ($0.04)
                                                               ============     ===========     ===========     ===========

                                   MPM TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (UNAUDITED)
                                                                      Six Months Ended
                                                                           June 30,
                                                                     1998            1997
                                                                 ----------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                    (231,866)        (73,968)
      Add items not requiring the use of cash:
           Depreciation and amortization                            20,443          47,348
           Minority interest in subsidiary loss                    (18,789)        (16,927)
      (Increase) decrease in receivables                          (230,794)      1,252,599
      Decrease (Increase) in costs and estimated earnings
      in excess of billings                                         59,979        (257,510)
      Decrease (increase) in inventory                             194,604         (84,227)
      (Increase) in other assets                                   (65,615)        (53,409)
      (Decrease) increase in accounts payable                      (86,284)        742,869
      (Decrease) increase in accrued expenses                      (13,407)         25,114
      (Increase) decrease in billings in excess of costs and
      estimated earnings                                          (408,192)        (66,076)
      (Decrease) in customer deposits                              (27,000)              0
      Increase (decrease) in interest payable                       26,034          (5,819)
      (Decrease) in other current liabilities                       (8,692)              0
                                                                 ----------      ----------

 NET CASH FLOWS USED IN OPERATING ACTIVITIES                      (789,579)      1,509,994
                                                                 ----------      ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment and machinery                           (9,649)        (43,173)
                                                                 ----------      ----------

 NET CASH FLOWS USED IN INVESTING ACTIVITIES                        (9,649)        (43,173)
                                                                 ----------      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes payable                                    (60,605)        (28,093)
  '    Issuance of common stock                                          -           2,060
      Contributed capital                                                -         157,940
                                                                 ----------      ----------

 NET CASH FLOWS (USED IN) PROVIDED
 FINANCING ACTIVITIES                                              (60,605)        131,907
                                                                 ----------      ----------


 NET (DECREASE) INCREASE IN CASH                                  (859,833)      1,598,728

 CASH AT BEGINNING OF PERIOD                                     2,010,596          40,566
                                                                 ----------      ----------

 CASH AT END OF PERIOD                                           1,150,763       1,639,294
                                                                 ==========      ==========

 Supplemental disclosure of cash flow information and non cash financing activities:

 Cash paid for interest:  $20,410

 During the six months ended June 30, 1998, the Company issued 5,556 shares of its common stock under the terms of an agreement with a unrelated entity.

 During the six months ended June 30, 1997, the Company issued 146,667 shares of its common stock for the purchase of its wholly-owned subsidiary, Huntington Environmental Systems, Inc.

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1997. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 1998 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998. All common stock information has been adjusted to reflect a one for nine reverse stock split which was effected on June 12, 1998.

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

Certain reclassifications have been made to the December 1997 amounts to conform to the June 1998 presentation.


                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Huntington Environmental Systems, Inc.
---------------------------------------

Since Huntington Environmental Systems, Inc. ("HES") was acquired April 1, 1997, the three months ended June 30, 1998 is the first quarter for which comparative results are available. HES designs, engineers, supplies and services air pollution control systems for Fortune 500 and other environmental and industrial companies worldwide. Through the technologies and employees acquired, HES has over 25 years of experience and over 300 installations across the globe. HES is a leader in the design, fabrication, installation, start-up and maintenance of high temperature pollution control equipment.

For the three months ended June 30, 1998, HES had revenues of $2,431,531, compared to $2,894,335 for the three months ended June 30, 1997. For the six months ended June 30, 1998, revenues were $4,151,129 compared to $2,894,335 for the six months ended June 30, 1997. Since the HES was a portion of a division and had only been owned by United States Filter Corporation since November 1996, and was formerly a part of a division of Waste Management prior to that, comparative sufficient detailed data was not available to determine prior comparative balances.

HES has been working to increase its sales and marketing efforts. Requests for quotations continue at high levels, both for firm quotations and for budget quotations. Quotations for repeat customers are high for both new and replacement equipment. HES was recently awarded a contract in the United Kingdom amounting to approximately $3.6 million. Quotations for new projects abroad include installations in Canada, the United Kingdom, Australia and India.

Market conditions continued to be highly competitive during the quarter. While this is expected to continue for the upcoming quarters, management believes that its sales and marketing efforts will prove successful in improving its revenues and profits in subsequent quarters.

Nupower, Inc. (Skygas process)
------------------------------

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

The Company is working on the engineering which will lead to the construction of a prototype commercial demonstration Skygas facility in the United States. The Company is working with the assistance of the Institute of Gas Technology ("IGT") on the project. IGT will also be doing the testing of the unit.

Skygas is a patented process for converting carbonaceous materials into clean-
burning medium BTU fuel gas which can be used for electrical power generation or for conversion into a variety of valuable chemicals.  The Company has an agreement with USF Smogless and Unitel Technologies, Inc. of Mount Prospect,
Illinois for the purpose of commercializing the Skygas process.  Under the terms of the agreements, USF Smogless is to finance, engineer, build, test and operate a commercial demonstration facility.  Unitel Technologies, Inc. has agreed to handle the promotional, public relations, advertising and marketing

of the process. USF Smogless is owned by United States Filter Corporation (NYSE-USF) of Palm Desert, California. Interests in the Skygas process are Nupower (which the Company owns 58.21%) - 70%; USF Smogless - 15%;
MPM Technologies, Inc. - 15%.

Mining
-------

On March 11, 1998, the Company's Board of Directors mandated the sale of the Company's mining property, equipment and mill in accordance with its continuing restructuring plans. It is anticipated that this sale will be concluded during the current fiscal year. The Company owns or controls 32 patented and unpatented lode claims amounting to approximately 750 acres of land in the Emery mining district of Montana. The Company has expended over $1.3 million on exploration and development, lease payments and claims. Approximately $532,000 has been expended on buildings, machinery and equipment.

Six and three months ended 6/30/98 compared to six and three months ended
6/30/97
--------------------------------------------------------------------------

For the six months ended 6/30/98, the Company had a net loss of $231,866, or $.13 per share compared to a net loss of $73,968, or $.04 per share for the six months ended 6/30/97. For the three months ended 6/30/98, the Company had net income of $73,417, or $.04 per share compared to net income of $22,643, or $.01 per share for the three months ended 6/30/97. Revenues were $2,431,531 for the six months ended 6/30/98 compared to $2,894,335 for the six months ended 6/30/97. For the three months ended 6/30/98, revenues were $2,431,531 compared to $2,894,335 for the three months ended 6/30/97. Operating expenses were $1,136,315 and $621,442 for the six and three months ended 6/30/98, respectively, compared to $533,762 and $460,414 for the six and three months ended 6/30/97, respectively. Working capital at 6/30/98 was $984,183 compared to $1,223,992 at 12/31/97. It should be noted that the results include the operations of the Company's wholly-owned subsidiary, Huntington Environmental Systems, Inc. beginning April 1, 1997.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company knows of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.


ITEM 2.  CHANGES IN SECURITIES

At a special meeting of Shareholders on June 12, 1998, the shareholders of the Company voted for Amended and Restated Articles of Incorporation which included authorizing two classes of stock, common stock and preferred stock. The number of authorized common shares was increased to one hundred million (100,000,000) from fifty million (50,000,000). The number of preferred shares authorized is ten million (10,000,000).

Shareholders of the Company will have no preemptive rights to acquire additional shares issued by the corporation, or any securities convertible into, or carrying or evidencing any rights or option to purchase, any such shares.

The holders of any of the Company's capital stock shall have voting power for the election of directors and for all other purposes, subject to such limitation as may be imposed by law and by any provision of the Articles of
Incorporation in the exercise of their voting power.  Cumulative voting for the

election of directors is hereby expressly prohibited. The holders of Common Stock shall be entitled to one vote per share held. All of the Common Stock authorized herein shall have equal voting rights and powers without restrictions in preference.

Subject to the power of shareholders to amend or repeal, the Board of Directors of this corporation shall have the power to enact and amend such Bylaws defining the powers and duties of the officers of the corporation and providing for such other matters in relation to its affairs as they may deem necessary and convenient, provided the same are not out of harmony with the laws of the State of Washington or these Articles of Incorporation.

The Company reserves the right to amend, alter, change or repeal any provision contained in the Articles of Incorporation in the manner now or hereafter prescribed by statute, and all rights conferred on the shareholders herein are granted subject to this reservation.

The affirmative vote of a majority of all of the votes entitled to be cast on the matter shall be sufficient, valid, and effective, after due consideration and reconsideration of such action by the Board of Directors, as required by law, to approve and authorize the following acts of the Company:

     a.   an amendment to the Articles of Incorporation;
     b. the merger of this corporation or the merger of one or more other corporations into this corporation;
     c. the acquisition by another corporation of all of the outstanding shares of one or more classes or series of this corporation; or
     d. the sale, lease, exchange, or other disposition by this corporation of all, or substantially all, of its property other than in the usual and regular course of business.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on June 12, 1998. Following are the results of the voting at the meeting:

     Item 1.  Reverse Split of Common Stock
            For:  14,740,671  Against:  397,184   Abstain:  50,665

     Item 2.  Amended and Restated Articles of Incorporation
            For:  11,430,198  Against:  618,356   Abstain:  60,415

The total shares voted of 15,188,520 represents 91.88% of the common shares outstanding as of the record date May 15, 1998. A total of 16,530,404 shares were outstanding on that date.


ITEM 5.  OTHER INFORMATION

On July 1, 1998 the Company acquired certain of the assets and assumed certain of the liabilities of AirPol, Inc., a division of FLS miljo of Copenhagen, Denmark. In connection with the acquisition, the Company will issue stock and make a cash payment, subject to certain adjustments relating to the financial position and results of operations of AirPol, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MPM Technologies, Inc.




     August 13, 1998                    /s/Robert D. Little
-----------------------                 ------------------------------
          (date)                             Robert D. Little
                                             Corporate Secretary