Form 10QSB
period 1998-09-30
MPM TECHNOLOGIES INC
filed 1998-11-23
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange act of 1934

                   For the quarter ended September 30, 1998
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
            (Exact Name of Registrant as specified in its Charter)


         Washington                                81-0436060
--------------------------------           ---------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

     222 W. Mission Ave.
     Suite 30
     Spokane, WA                                      99201
--------------------------------           ----------------------------
     (Address of principal                           (Zip Code)
      executive offices)

Registrant's telephone number, including area code:  509-326-3443

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

As of November 5, 1998, the registrant had outstanding 1,805,969 shares of common stock. The registrant has authorized 10,000,000 preferred shares, but has no preferred shares outstanding.


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Financial Statements follow on the next page.


MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL
POSITION AS OF SEPTEMBER 30, 1998 AND
DECEMBER 31, 1997
(UNAUDITED)
                                                                    SEPTEMBER         DECEMBER
                                                                     30, 1998         31, 1997
                                                                    -----------       -----------
ASSETS

CURRENT ASSETS
     Cash and cash equilavents                                        $615,568        $2,010,596
     Receivables, net of allowance for doubtful accounts             2,398,691           603,925
     Costs and estimated earnings in excess of billings                949,260           445,205
     Inventories                                                       606,235           718,434
     Other current assets                                              113,973            28,814
                                                                    -----------       -----------
          Total current assets                                       4,683,727         3,806,974
                                                                    -----------       -----------

PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                                203,005           203,005
     Mining property                                                    54,047            54,047
     Equipment and machinery                                           719,973           539,413
     Software                                                            8,428             3,258
                                                                    -----------       -----------
          Total property, plant and equipment                          985,453           799,723
          Less accumulated depreciation                                506,945           470,450
                                                                    -----------       -----------
          Net property, plant and equipment                            478,508           329,273
                                                                    -----------       -----------

OTHER ASSETS
     Goodwill, net of $9,507 accumulated amortization                  751,025                 -
     Deposits                                                           19,525                 -
     Deferred exploration and development costs                      1,195,465         1,195,465
     Investment                                                      1,200,000         1,200,000
     Notes receivable                                                  275,000           275,000
     Licenses, net of accumulated amortization of $6,349
       and $5,598, respectively                                         27,739            28,490
     Advance minimum royalties                                          50,750            50,750
                                                                    -----------       -----------
          Total other assets                                         3,519,504         2,749,705
                                                                    -----------       -----------

TOTAL ASSETS                                                        $8,681,739        $6,885,952
                                                                    ===========       ===========

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL
POSITION AS OF SEPTEMBER 30, 1998 AND
DECEMBER 31, 1997
(UNAUDITED)
                                                                          SEPTEMBER          DECEMBER
                                                                           30, 1998          31, 1997
                                                                          -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     $1,301,467          $419,625
     Accounts payable - related party                                         55,116            55,116
     Accrued expenses                                                        259,087           273,959
     Billings in excess of costs and estimated earnings                    1,732,283           760,224
     Interest payable                                                         54,410            43,601
     Interest payable - related parties                                      133,614           129,997
     Advance from officer                                                    210,000           200,000
     Notes payable                                                           208,805           282,369
     Notes payable - related parties                                         314,765           314,765
     Customer deposits                                                             -            27,000
     Long-term debt - current portion                                         20,590            67,634
     Other current liabilities                                                     -             8,692
                                                                          -----------       -----------
          Total current liabilities                                        4,290,137         2,582,982
                                                                          -----------       -----------

LONG-TERM DEBT, net of current portion                                       583,961           583,961
                                                                          -----------       -----------

MINORITY INTEREST IN CONSOLIDATED ENTITIES                                  (780,164)         (753,748)
                                                                          -----------       -----------

PREFERRED STOCK SUBSCRIBED                                                   375,000                 -
                                                                          -----------       -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, no par value, 10,000,000 shares
       authorized, no shares issued
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 1,809,969 and 1,831,156 shares issued
      at September 30, 1998 and December 31, 1997, respectively                1,812             1,831
     Additional paid-in capital                                            9,306,154         9,374,398
     Accumulated deficit                                                  (5,095,161)       (4,903,472)
                                                                          -----------       -----------
          Total stockholders' equity                                       4,212,805         4,472,757
                                                                          -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 8,681,739         6,885,952
                                                                          ===========       ===========

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
                                                                Quarter Ended                     Nine Months Ended
                                                                September 30,                       September 30,
                                                             1998             1997              1998              1997
                                                       -----------       -----------       -----------        -----------
REVENUES                                               $3,691,118        $1,465,286        $7,079,491         $4,359,620

COSTS OF REVENUES                                       2,732,231         1,010,688         5,382,934          3,417,306
                                                       -----------       -----------       -----------        -----------

GROSS PROFIT                                              958,887           454,598         1,696,557            942,314

OPERATING EXPENSES
     Marketing                                            272,040           189,022           610,952            392,782
     Operating overhead                                   539,562           237,732         1,009,239            338,468
     Depreciation and amortization                         27,603            11,069            46,753             58,416
     Other operating expenses                              69,120             1,372           211,972            207,388
                                                       -----------       -----------       -----------        -----------
          Total operating expenses                        908,325           439,195         1,878,916            997,054
                                                       -----------       -----------       -----------        -----------

INCOME (LOSS) BEFORE NON-OPERATING ITEMS                   50,562            15,403          (182,359)           (54,740)
                                                       -----------       -----------       -----------        -----------

NON-OPERATING INCOME (EXPENSE)
     Forgiveness of debt                                        -                 -                 -              4,098
     Interest income                                        4,390            15,318            33,755             18,035
     Interest expense                                     (22,403)          (12,960)          (69,503)           (40,527)
                                                       -----------       -----------       -----------        -----------
          Total non-operating income (expense)            (18,013)            2,358           (35,748)           (18,394)
                                                       -----------       -----------       -----------        -----------

INCOME (LOSS)  BEFORE MINORITY INTEREST                    32,549            17,761          (218,107)           (73,134)

MINORITY INTEREST IN SUBSIDIARY LOSS                        7,628             6,779            26,418             23,706
                                                       -----------       -----------       -----------        -----------

NET INCOME (LOSS)                                         $40,177           $24,540         ($191,689)          ($49,428)
                                                       ===========       ===========       ===========        ===========

NET INCOME (LOSS) PER SHARE - PRIMARY                       $0.02             $0.01            ($0.10)            ($0.03)
                                                       ===========       ===========       ===========        ===========

NET INCOME (LOSS) PER SHARE - FULLY DILUTED                 $0.02             $0.01            ($0.10)            ($0.03)
                                                       ===========       ===========       ===========        ===========

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

                                                                          1998             1997
                                                                    -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         (191,689)          (49,428)
     Add items not requiring the use of cash:
          Depreciation and amortization                                 46,753            58,417
          Forgiveness of debt                                                -            (4,098)
          Minority interest in subsidiary loss                         (26,416)          (23,706)
     (Increase) decrease in receivables                             (1,794,766)        1,121,912
     (Increase) in costs and estimated earnings in excess of          (474,869)         (128,536)
      billings
     Decrease (increase) in inventory                                  112,199          (131,484)
     (Increase) in other assets                                       (104,684)          (18,703)
     Increase in accounts payable                                      782,357           206,860
     (Decrease) increase in accrued expenses                           (30,623)           30,145
     Increase (decrease) in billings in excess of costs and            424,311          (128,519)
      estimated earnings
     (Decrease) in customer deposits                                   (27,000)                -
     Increase (decrease) in interest payable                            14,426            (5,750)
     Increase in other current liabilities                               1,308                 0
                                                                    -----------        ----------

NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES           (1,268,693)          927,110
                                                                    -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for acquisition of subsidiary                          (216,273)                -
     Purchase of equipment and machinery                               (96,191)         (116,284)
                                                                    -----------        ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                           (312,464)         (116,284)
                                                                    -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                        (120,608)          (53,789)
     Preferred stock subscribed                                        375,000                 -
     Purchase of outstanding shares                                    (68,263)                -
     Issuance of common stock                                                -             2,060
    Contributed capital                                                      -            87,057
                                                                    -----------        ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                        186,129            35,328
                                                                    -----------        ----------

NET (DECREASE) INCREASE IN CASH                                     (1,395,028)          846,154

CASH AT BEGINNING OF PERIOD                                          2,010,596            40,566
                                                                    -----------        ----------

CASH AT END OF PERIOD                                                 $615,568          $886,720
                                                                    ===========        ==========

Supplemental disclosure of cash flow information and non cash financing activities
Cash paid for interest:   $ 26,266

During the nine monts ended September 30, 1998, the Company issued 5,556 shares of its common stock under the terms of an agreement with an unrelated entity.

During the nine months ended September 30, 1997, the Company issued 146,667 shares of its common stock in connection with the purchase of certain of the assets of U.S. Filter Corporation.  The Company also transferred equipment with a book amount of approximately $292,890 from proerty and equipment to inventory.


                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1997. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 1998 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998. All common stock information has been adjusted to reflect a one for nine reverse stock split which was effected on June 12, 1998.

MPM Technologies, Inc. ("the Company") acquired certain of the assets and assumed certain of the liabilities of a part of a division of United States Filter Corporation on April 1, 1997. In connection with this acquisition, the Company formed a wholly-owned subsidiary, Huntington Environmental Systems, Inc. ("HES") which assumed the assets and liabilities acquired. United States Filter Corporation had acquired HES as part of a large group of divisions known collectively as "Wheelabrator Clean Air Systems" from Waste Management in November 1996. Because of this, and the fact that HES was also a part of a division when it was owned by Waste Management, the Company was unable to obtain sufficient historical data to determine the pro forma results for prior periods to make the required disclosures assuming the purchase of HES had been consummated as of January 1, 1997. As a result, these disclosures have been omitted.

Similarly, the Company acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. on July 1, 1998 for approximately $150,000 in cash and $300,000 (96,884 shares) of the Company's common stock. It should be noted that this stock has not been issued pending registration. In connection with this acquisition, the Company formed another wholly-owned subsidiary, AirPol Environmental, Inc. operating as AirPol, Inc. ("AirPol") which assumed the assets and liabilities acquired. Since AirPol was a part of a division, the Company was again unable to obtain sufficient historical financial data to determine the pro forma results for prior periods to make the required disclosures assuming AirPol had been acquired as of January 1, 1997. These disclosures were also omitted.

The preceding financial statements include the results of operations of HES beginning April 1, 1997, and the results of operations of AirPol beginning July 1, 1998. Due to the Company's inability to obtain historical financial data, there can be no comparative results.

Certain reclassifications have been made to the December 1997 amounts to conform to the September 1998 presentation.


                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Huntington Environmental Systems, Inc.

HES designs, engineers, supplies and services air pollution control systems for Fortune 500 and other environmental and industrial companies worldwide.
Through the technologies and employees acquired by the Company, HES has over 25 years of experience and over 300 installations across the globe. HES is a leader in the design, fabrication, installation, start-up and maintenance of high temperature pollution control equipment.

HES has increased its sales and marketing efforts with the addition of a regional sales manager in September. Requests for quotations have been flat, but at relatively high levels, both for firm quotations and for budget quotations. Numerous quality opportunities are being pursued. HES currently has a backlog amounting to approximately $5,400,000.

Market conditions continued to be highly competitive during the quarter. While this is expected to continue for the upcoming quarters, management believes that its sales and marketing efforts will prove successful in improving its revenues and profits in subsequent quarters. HES is currently in negotiations with a major customer in Taiwan for an exclusive arrangement to provide HES technology to a wide variety of Taiwan companies. Management believes this arrangement will enable HES to enter the Chinese market with a strong presence in 1999.

AirPol Environmental, Inc.

AirPol Environmental, Inc. operates under the name AirPol, Inc. ("AirPol") and is also is in the air pollution control business. Its customers are similar to HES serving Fortune 500 and other environmental and industrial companies worldwide. AirPol designs, engineers, supplies and services wet and dry scrubbers, wet electrostatic precipitators and venturi absorber to control air pollution. AirPol brings over 30 years experience through its technologies and employees to the Company. AirPol is an industry leader in its segment of the air pollution control field.

At the time of the acquisition, AirPol had a backlog of approximately $3,000,000. In only three months since the acquisition, AirPol has added orders aggregating to approximately $11,700,000, and has a backlog at September 30 of approximately $12,000,000.


Nupower, Inc. (Skygas process)

The Company continues to work on the engineering, which will lead to the construction of a prototype commercial demonstration Skygas facility in the United States. The Company is working with the assistance of the Institute of Gas Technology ("IGT") on the project. IGT will also be doing the testing of the unit. The Company is also working with other interested parties to build a commercial unit for operation. Once negotiations have been finalized, timetables will be established to determine when either or both of these facilities will be ready.

Skygas is a patented process for converting carbonaceous materials into clean-burning medium BTU fuel gas which can be used for electrical power generation or for conversion into a variety of valuable chemicals. Interests in the Skygas process are Nupower (which the Company owns 58.21%) - 70%; USF Smogless
- 15%; MPM Technologies, Inc. - 15%.


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

Nine and three months ended 9/30/98 compared to nine and three months ended 9/30/97

For the nine months ended 9/30/98, the Company had a net loss of $191,689, or $.10 per share compared to a net loss of $49,428, or $.03 per share for the nine months ended 9/30/97. For the three months ended 9/30/98, the Company had net income of $40,177, or $.02 per share compared to net income of $24,540, or $.01 per share for the three months ended 9/30/97. Revenues were $7,079,491 for the nine months ended 9/30/98 compared to $4,359,620 for the nine months ended 9/30/97. For the three months ended 9/30/98, revenues were $3,691,118 compared to $1,465,286 for the three months ended 9/30/97. Operating expenses were $1,878,916 and $908,325 for the nine and three months ended 9/30/98, respectively, compared to $997,054 and $439,195 for the nine and three months ended 9/30/97, respectively. Working capital at 9/30/98 was $393,590 compared to $1,223,992 at 12/31/97. It should be noted that the results include the operations of the Company's wholly-owned subsidiary, Huntington Environmental Systems, Inc. beginning April 1, 1997, and the operations of the Company's other wholly-owned subsidiary, AirPol, Inc. beginning July 1, 1998.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders held on September 14, 1998. Following are the results of the voting at the meeting:

     Item 1.    Election of Directors:
           Glen Hjort         For: 957,829        Withheld: 6,169
           Anthony L. Lee     For: 958,465        Withheld: 5,533
           Michael J. Luciano For: 957,718        Withheld: 6,280

     Item 2. To approve the Amendment to the 1989 Stock Option Plan:
            For: 950,146      Against: 10,230     Abstain: 3,622


The total shares voted of 963,998 represents 52.50% of the common shares outstanding as of the record date July 18, 1998. A total of 1,836,069 shares were outstanding on that date.


ITEM 5.  OTHER INFORMATION

The Company created a series of preferred stock designated as the Series A Convertible Preferred Stock in connection with obtaining financing for current working capital needs and future acquisitions. The holders of this preferred stock will be entitled to receive a 6% annual dividend beginning July 1, 1999.
 The Company may pay this dividend in cash or in common stock at its option. The preferred stock will be convertible into common stock at the option of its holder. The conversion rate will depend on the market price of the common stock at the time of conversion. None of the preferred stock can be converted until 30 days after the effective date of the registration statement to be filed on Form S-3. The Company is in the process of preparing the registration statement.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MPM Technologies, Inc.




  November 20, 1998                           /s/  Robert D. Little
------------------------                    ---------------------------
          (date)                              Robert D. Little
                                              Corporate Secretary