Form 10KSB
period 1998-12-31
MPM TECHNOLOGIES INC
filed 1999-04-15
CIK 799268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

   [X}     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its Charter)

         WASHINGTON                                       81-0436060
         ----------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

           222 W. MISSION AVENUE, SUITE 30, SPOKANE, WASHINGTON 99201
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  509-326-3443

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:         None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                        COMMON STOCK, PAR VALUE OF $0.001
                        ---------------------------------
                                 TITLE OF CLASS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Check if there is no disclosure of delinquent filers in resonnse to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $10,056,054

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $2.25 at which the common equity was sold as of as of April 5, 1999 was $4,828,788.

The number of shares outstanding of the registrant's common stock as of April 5, 1999 was 2,146,128.

DOCUMENTS INCORPORATED BY REFERENCE The following document is incorporated by reference into Part IV of this report: (1) Form 10, effective October 21, 1986, Commission File No. 0-14910

PART  I

Item 1.  Business

MPM Technologies, Inc. ("MPM" or "the Company") has four wholly-owned subsidiaries including Huntington Environmental Systems, Inc. ("HES"), AirPol, Inc. ("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining ("Mining"). For the year ended December 31, 1998, HES and AirPol were the only completely operational entities.

HES and AirPol operate in the air pollution control industry. They sell air pollution control systems to Fortune 500 and other large industrial companies. MPM continues its efforts in the development of a waste-to-energy process known as "Skygas". These efforts are largely through MPM's participation in Nupower Partnership in which MPM has a 58.21% interest through its ownership of Nupower. Mining operations have been discontinued at the direction of MPM's board of directors, and will be sold.

HUNTINGTON ENVIRONMENTAL SYSTEMS, INC.

Effective April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of part of a division of United States Filter Corporation in exchange for 146,666 shares of the Company's common stock. The transaction was accounted for as a purchase. In connection with the acquisition, MPM formed a wholly-owned subsidiary, HES, which assumed the assets and liabilities acquired. HES designs, engineers, supplies, and services high temperature and chemical air pollution control systems for Fortune 500 and other environmental and industrial companies around the world.

HES has been in the business for over 25 years, and has over 300 installations worldwide. HES's engineering staff is uniquely prepared to address the full scope of customers' process problems. HES's policy of handling clients' individual concerns includes in-depth analysis and evaluation, followed by complete engineering and design services leading to application-specific engineered solutions.

HES was the first  acquisition  in MPM's  revised  plans to change its focus and
direction  toward  environmental   concerns  generally,   and  pollution  issues
specifically.


AIRPOL, INC.

Effective July 1, 1998, the Company acquired certain of the assets and assumed certain of the liabilities of part of a division of FLS miljo, Inc. The agreement called for the Company to pay $300,000 worth of its stock, and $350,000 in cash subject to certain adjustments. The cash portion of the acquisition was $234,610. The transaction was accounted for as a purchase.

AirPol,  like HES,  designs,  engineers,  supplies and  services  air  pollution control systems for Fortune 500 and other environmental and industrial companies. The technologies used by AirPol differ from those used by HES, and the companies are in no way competitors. On certain specific applications, they may complement each other in that a customer may require both types of pollution control systems.

The technologies of AirPol utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution. AirPol brings over 30 years experience to MPM through its technologies and employees.

NUPOWER, INC.

The Company holds a 58.21% interest in Nupower Partnership through its ownership of Nupower. No other operations were conducted through Nupower. Nupower partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. Nupower Partnership owns 70% of the Skygas Venture. MPM separately owns 15% of the venture and USF Smogless, Milan, Italy (a subsidiary of United States Filter Corp.) owns the remaining 15% of the venture.

MPM MINING, INC.

Mining controls 32 claims on approximately 1,000 acres in the historical Emery Mining District in Montana. It also owns a 200 ton per day floatation mill on site. Extensive exploration has been conducted in the area by companies such as Exxon Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to the efforts of Mining. In accordance with the Board of Director's mandates in 1998, MPM's management is actively seeking out mining companies and other businesses to purchase its mining properties and equipment.


FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

MPM's reportable segments are business units that offer different products. The reportable segments are each managed separately because they design and engineer distinct products with different applications in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. Data for segment reporting is shown in the notes to the consolidated financial statements in Item 7.

BACKLOG

MPM has a backlog of orders and work in progress aggregating approximately $16,400,000 at December 31, 1998. This is comprised of approximately $11,000,000 at AirPol and approximately $5,400,000 at HES. It is anticipated that operations will consume these backorders throughout the year at AirPol, and in the first two quarters of 1999 at HES. There is currently no other backlog of orders for any of MPM's other businesses.


WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". MPM is negotiating with interested entities to work with in building Skygas units. Negotiations are ongoing, and MPM management is hopeful that there will be some type of formal agreement in place during the second quarter of 1999, and that construction of a unit can begin before the end of the year. Additionally, USF Smogless is in negotiations with other interested parties in Europe to build Skygas units. MPM expects these negotiations to be completed in the second quarter as well. There can be no assurances that MPM will be successful in its negotiations.

COMPETITIVE CONDITIONS

Both HES and AirPol operate in extremely competitive environments. There are a number of potential competitors for every job the companies bid on. The number of bidders ranges from two or three to as many as seven or eight depending on the potential customer and the work to be performed. The parts and service side of the business tends to be somewhat less competitive since the parts and service work are generally for units that have previously been sold and/or installed by the companies.

There are a significant number of persons and companies developing or that have developed any number of waste-to-energy systems. Management of MPM believes that its development of Skygas as a non-polluting and energy efficient system will give it the necessary competitive edge in this area.

Due to the large number of persons and companies engaged in exploration for and production of mineralized material, there is a great degree of competition in the mining part of the business. Since management has decided to sell its mining holdings and equipment, it will no longer need to compete in this area.


SEASONAL VARIATIONS

The impact of seasonal changes is minimal on the air pollution control businesses of HES and AirPol. There may be some limitations on the installation of the air pollution control units when the weather is more severe in the winter months in those areas of the world where the weather is significantly colder in that season. There have been, however, no discernible variations to date to indicate that the business is subject to seasonal variations.

There are currently no seasonal influences on the ongoing development of the Skygas process. It is also not expected that there will be any seasonal variations when the Skygas units are produced.


EMPLOYEES

At December 31, 1998, MPM employed twenty-one full-time employees at HES, and nineteen full-time employees at AirPol. MPM believe that its relations with its employees are good.

Item 2.  Properties

HES presently owns no property related to its air pollution control business. It leases its office space under a lease expiring in September of 2003, with an option for an additional five years. AirPol leases its office space under a
lease  on  a   month-to-month   basis.  MPM  has  no  property  related  to  its
waste-to-energy operations. MPM believes that its existing facilities are adequate for the current level of operations.

The principal properties of MPM's mining interests consist of the following claims under control:

         Owned by MPM:
               Eight Patented Claims
               Sixteen Unpatented Claims


         Leased by MPM:
                Eight Patented Claims

These claims amount to approximately 1,000 acres of land in Montana. MPM controls eighteen former mine sites that have been inactive since 1930. Each of these has old adits, tunnels and dump piles of known mineralized material. All testing and metallurgical work has been completed. Management has directed MPM to sell these interests as previously discussed.


Item 3.  Legal Proceedings

MPM's management knows of no litigation present, threatened, or contemplated, or unsatisfied judgments against MPM or its subsidiaries, officers or directors, or any proceedings in which MPM or its subsidiaries or officers or directors are a party.


Item 4.  Submission of Matters to a Vote of Security Holders

MPM mailed to shareholders of record as of December 21, 1998, a Notice of Special Meeting of Shareholders and Proxy Statement. Shareholders were asked to consider and vote upon the issuance of shares of MPM's $0.001 par value common stock in exchange for and upon the conversion of shares of MPM's outstanding Series A Convertible Preferred Stock. At the Special Shareholder's Meeting on January 25, 1999, the result of the vote was as follows:

Item #1: Issuance of shares in exchange for and upon conversion of Shares of MPM's outstanding Series A Convertible Preferred Stock.

For            Against        Abstain
---            -------        -------

1,466,186      24,790         6,174

The total voted shares were 1,497,150 which represented 70.04% of the common stock outstanding. On the record date December 21, 1998, there were 2,137,428 shares outstanding.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

a)  Market Information

MPM's common stock trades on The Nasdaq SmallCap Market under the symbol MPML. The following table shows quarterly high and low bid prices for 1997 and 1998 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions. All prices reflect 1 for 9 reverse stock split effective June 18,1998.

                      High Bid    Low Bid
                      --------    -------
1998
----
First Quarter         $10.69      $4.78
Second Quarter          7.87       3.43
Third Quarter           4.25       0.87
Fourth Quarter          4.37       1.37

1997
----
First Quarter           4.50       2.25
Second Quarter         11.25       3.42
Third Quarter           8.37       5.04
Fourth Quarter          7.92       4.50

b)  Holders

As of April 5, 1998, there were approximately 2,300 holders of record of the Registrant's common stock.

c)  Dividends

MPM has not paid dividends in the past. It is not anticipated that MPM will distribute dividends for the foreseeable future. Earnings of MPM are expected to be retained to enhance the its capital and expand its operations.

d)  Recent Sales of Unregistered Securities

During 1998, MPM entered into the following transactions involving securities not registered under the Securities Act:

1. 5,556 shares of common stock valued at $21,827 were issued in exchange for services.
2. 96,884 shares of common stock valued at $300,000 were issued in connection with the acquisition of AirPol.
3. 234,575 share of common stock were issued in exchange for property valued at $93,000 and the retirement of debt of $285,000.
4.  8,700 shares of common stock valued at $14,703 were issued to employees.
5. Options to purchase 146,613 shares of common stock at a share price of $0.88 were issued to employees and directors.

During 1997, the following transactions involved unregistered securities:

1. 82,181 shares of common stock were issued upon the conversion of $164,098 of convertible debt.

2. 146,666 shares of common stock were issued in connection with the acquisition of HES.

3.  2,333 shares of common stock valued at $9,408 were issued to employees.

During 1998 MPM entered into an agreement to obtain $1.2 million through the issuance of 1,200 shares of its preferred stock. As of December 31, 1998, MPM had received deposits of $760,250 and had incurred costs of $144,000 in connection with this offering. Subsequent to year end, MPM received additional funds of approximately $440,000 and incurred costs of approximately $81,000. Prior to the issuance of the preferred shares, MPM rescinded the agreement and will refund the monies advanced.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

a)  Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed HES to operate this air pollution control business. The results of operations for the year ended December 31, 1998 include the operations of AirPol for the six months from July 1, 1998 through December 31, 1998, and the operations of HES for the entire year. The results of operations for the year ended December 31, 1997 include the operations of HES for the nine months from April 1, 1997 through December 31, 1997.

The acquisition of HES changed MPM from a development stage company to an operating company. Prior to that acquisition, there had been no revenues reported since 1994. Accordingly, revenues increased to $6,076,936 in 1997. A full year of operations from HES and the acquisition of AirPol in 1998 increased revenues to $10,056,054 for the year ended December 31, 1998.

For 1998, MPM included all assets related to its mining and related properties as being held for sale pursuant to the directive of the Board of Directors that the properties should be sold. Losses from mining and related activities have been included as discontinued operations in the consolidated statements of operations in the financial statements. For more information regarding these matters, see the financial statements included as Item 8 in this filing.

Since the acquisition of HES, management has strategically pursued the consolidation of its operations, and effected a reduction in both its overhead and operating costs. At the same time, HES has increased its efforts in sales and marketing. Steps to improve market share included the creation of the new position of Vice President of Sales and Marketing. This position was filled in late 1997 with a highly experienced individual. In November 1998, HES added another sales person, and was in the process of hiring another sales person when this document was being prepared. Other steps to improve market awareness have included preparation of new product literature, presentations of technical papers and continued participation and attendance at strategic industry trade shows.

Management of HES believes that it has the resources in place to significantly increase its top line results, with a corresponding improvement on the bottom line. Requests for quotations continue at strong levels both for firm quotations and for budget quotations. Firm quotations are requests to quote on projects that the customer is currently planning to implement. Budget quotations are for customers who are in the process of doing their capital budgeting, and may be planning to include a HES unit, upgrade or service. Quotations for repeat customers are high for both new and replacement equipment. Quotations for new projects abroad include installations in Canada, the United Kingdom, Australia and India. HES has also developed its first two-chamber unit which was recently started. Management believes that two chamber units will comprise an increasing percentage of the total volatile organic compound (VOC) control market in the upcoming years.

HES is anticipating improvements in all areas in 1999. Management's goal is to produce $1,000,000 in orders each month. Sales for all of 1999 are projected to exceed $10,000,000. This would be a 60% increase over the sales in 1998. These projections are based in part on the year-end backlog of approximately $5,400,000 which will be realized in the first two quarters of 1999, meeting its goal in March 1999, and on the activity levels currently being experienced. The increased activity is attributed to the additional personnel, and other efforts by HES to increase its market share.

AirPol's performance since its acquisition by MPM on July 1, 1998 has far exceeded management's expectations. Some major sales activity toward the end of the year resulted in a backlog of approximately $11,000,000, the majority of which will be realized during 1999. With the backlog in existence, and new and anticipated orders, AirPol is projected to have revenues in excess of $16,000,000 for 1999. This would be an increase of 319% over the period ended December 31, 1998 which included only six months of operations of AirPol for that period.

AirPol's performance can be attributed to its strong management and enthusiastic work force. It is management's opinion that AirPol's results prior to the acquisition were hindered because of the structure of the large corporate environment, and an inability to react to the marketplace in a timely manner. Management at AirPol has made the necessary adjustments to properly position it to best serve its markets which is reflected in the strong sales numbers.

At December 31, 1998, MPM had deferred tax assets of approximately $1,700,000, and has provided a valuation allowance in an equal amount since, in the opinion of management, it cannot be determined that it is more likely than not that MPM will realize the benefits of the assets.

1998 COMPARED TO 1997

Revenues increased $3,979,118,  or 65.5%, from $6,076,936 in 1997 to $10,056,054 in 1998. This was due to the acquisition of AirPol effective July 1, 1998 which accounted for $3,822,691 of the increased revenues. The net loss from continuing operations for 1998 was $699,322, or $0.36 per share, compared to a loss from continuing operations of $341,467, or $0.19 per share for 1997. This was due to a larger than expected loss at HES which was caused primarily by the postponement of two large jobs in the fourth quarter of 1998, and lower than expected activity in the first quarter of 1998. MPM had significantly higher expenses in 1998 than 1997 due primarily to professional fees associated with the reverse 1 for 9 stock split, the acquisition of AirPol, and expenses associated with MPM's proposed offering of convertible preferred stock.

Losses from discontinued operations were $435,681, or $0.22 per share, for 1998 compared to $32,990, or $0.02 per share, for 1997. The discontinued operations were MPM's mining operations. The increased losses in 1998 were due to a $400,000 write down of MPM's mining properties to reflect management's estimate of the net realizable value. Management is actively attempting to sell MPM's mineral properties. Net loss for 1998 was $1,135,003, or $0.58 per share, compared to $374,457, or $0.21 per share in 1997.

Gross margin in 1998 increased 92% to $2,186,102 from $1,137,774 in 1997. This was due primarily to the acquisition of AirPol on July 1, 1998. AirPol accounted for $891,866 of the increased gross margin. The balance of the increase was due to improved margins at HES which are the result of improving market conditions and management's efforts at job cost controls.

Selling, general and administrative expenses increased $1,450,043, or 102.1%, from $1,419,803 in 1997 to $2,869,846 in 1998. Of this amount, approximately $683,000 was due to expenses incurred at AirPol following its acquisition. The balance of the increases were due to there being a full year of HES expenses in 1998 compared to nine months in 1997, and increased expenses at MPM related to its acquisitions, expenses of its reverse stock split and other corporate activities.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, funds for operations were provided principally by cash generated subsequent to the acquisitions of HES and AirPol and their continuing operations. Current cash reserves and continuing operations of HES and AirPol are believed to be adequate to fund MPM's and its subsidiaries operations for the foreseeable future. MPM will also consider alternative sources of capital such as private placements, stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM's consolidated statements of cash flows:

                                                             Year ended
                                                            December 31,
                                                            ------------
                                                        1998            1997
                                                        ----            ----

         Net cash provided by operating activities   $ 784,491       $1,945,738

         Net cash used in investing activities        (428,640)         (51,941)

         Net cash provided by financing activities     268,123           76,233

         Net increase in cash and cash equivalents     623,974        1,970,030


The net cash provided by operating activities in 1998 of $784,491 was due primarily to increases in billings in excess of costs and estimated earnings on contracts in progress. For 1997, the net cash provided by operating activities of $1,945,738 was due to collections of accounts receivable, reductions in costs in excess of estimated earnings on contracts in progress, and also to increases in billings in excess of costs and estimated earnings on contracts in progress.

The net cash used in investing activities of $428,640 in 1998 was due primarily to the acquisition of AirPol and to purchases of property and equipment. For 1997, the net cash used in investing activities of $51,941 was entirely due to additions of property and equipment.

In 1998, the net cash provided by financing activities was due to the $760,250 received from a preferred stock subscription which was partly offset offering costs related to the preferred stock subscription, by repayments of debt and the repurchase of MPM's common stock. MPM completed its private offering of preferred stock in early 1999. Net proceeds raised were $975,000. Prior to the issuance of the preferred shares, the agreement was rescinded and MPM will refund the monies advanced. MPM eliminated its bank debt in 1998, and was contemplating the filing of a registration statement in connection with the registration of stock and convertible preferred stock at the end of 1998. This filing has been postponed indefinitely.

Management believes its present sources of working capital are sufficient for both its short and long-term purposes.

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than to define the applicable year. Any of MPM's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

Based on recent assessments, MPM management has determined that its basic computer systems are year 2000 compliant, and will properly utilize dates beyond December 31, 1999. MPM has also identified other areas where minor modifications will be required for some of its less critical software to make it year 2000 compliant, and has taken steps to make sure that these modifications are completed in a timely manner. Accordingly, management believes that the Year 2000 Issue will not have a material impact on its operations.

MPM is also making inquiries of its major suppliers to determine their systems' compliance with the year 2000 issue. Management has determined based on responses received to date that the majority of its suppliers are in compliance with year 2000 issues. Accordingly, the effect of a third party's non-compliance is not expected to have a material impact on the financial condition of MPM.

During 1998, MPM expended approximately $4,000 on issues related to its compliance with the year 2000 issues. MPM expects to spend an additional $2,000 in 1999 to ensure that its systems are Year 2000 compliant to avoid disruption of its operations and financial condition.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. Based on its current and planned future activities relative to derivative instruments, MPM believes that the adoption of the Statement on January 1, 2000 will not have a significant effect on its financial statements.

In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. MPM believes that the adoption of SOP 98-5 will not have a significant effect on its financial statements.

In February 1999, the Financial Accounting Standards Board issued SFAS No. 135, "Rescission of Financial Accounting Standards Board No. 75 and Technical Corrections". SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. MPM believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, HES and AirPol pass increased costs on to their customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 1998 was negligible.

Since MPM did not engage in any mining operations, sales of metals or metal bearing ores, and was in the development stage of the waste-to-energy process, inflation did not materially impact the financial performance of those segments of the MPM's business. Management estimates that the operations of MPM were only nominally impacted by inflation.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation, statements relating to MPM's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) MPM's loans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of MPM's management; (ii) MPM's plans and results of operations will be affected by its ability to manage its growth and (iii) other risks and uncertainties indicated from time to time in MPM's filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

The financial statements follow on the next page.

Item 8. Changes in and disagreements with accountants on Accounting and Financial Disclosure.

In December 1998, MPM announced the resignation of its independent auditor, Terrence J. Dunne, C.P.A. On February 1, 1999, MPM filed on Form 8-K that Mr. Dunne's decision to resign was mutually agreeable between the Registrant and Mr. Dunne. During the two most recent fiscal years and the subsequent interim period, there were no disagreements with Mr. Dunne on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or any reportable events. MPM engaged the firm of BDO Seidman, LLP effective December 31, 1998. During the two most recent fiscal years and subsequent interim period prior to their appointment, MPM did not consult with BDO Seidman regarding the application of accounting principles, the type of opinion BDO Seidman might render or on any other accounting matter.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

a)  Identification of Directors
                                                     FIRST ELECTED
     NAME                  AGE     POSITION          DIRECTOR
------------------------------------------------------------------
Charles A. Romberg         50       Director         4/25/1985
Richard E. Appleby         59       Director         4/25/1985
Myron Katz                 68       Director         4/25/1985
Daniel D. Smozanek         73       Director         4/25/1985
L. Craig Cary Smith        49       Director         4/25/1985
Michael J. Luciano         45       Director         2/16/1998
Anthony L. Lee             63       Director         2/16/1998
Glen Hjort                 46       Director         2/16/1998

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b)  Identification of Executive Officers.

    NAME                   AGE     POSITION               OFFICER SINCE
-----------------------------------------------------------------------
Charles A. Romberg         50      President              4/25/1985
Michael J. Luciano         45      Senior Vice President  2/16/1998
Richard E. Appleby         59      Vice President         4/25/1985
Myron Katz                 68      Vice President         4/25/1985
Daniel D. Smozanek         73      Treasurer              4/25/1985
Robert D. Little           49      Secretary              1/03/1991

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c)   Identification of Certain Significant Employees.

As of December 31, 1998, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

d)  Family Relations

MICHAEL J. LUCIANO,  Senior Vice President and Director is the nephew of Richard
E. Appleby, Vice President and Director. There are no other family relationships, whether by blood, marriage, or adoption, between any executives and/or directors.

e)  Business Experience

Background

CHARLES A. ROMBERG is President and a Director of MPM. Mr. Romberg is a graduate of Linfield College where he received a Bachelor of Science Degree in Economics and Business Administration. He was elected President of MPM Technologies Inc. in 1990. Mr. Romberg has been the President of Andre-Romberg Insurance Brokerage since 1980. Over the past 20 years, Mr. Romberg has worked with numerous clients restructuring existing businesses and organizing and launching new ventures. Mr. Romberg resides in Spokane, Washington.

MICHAEL J. LUCIANO is Senior Vice President and a Director of MPM. Mr. Luciano was a co-owner of Morris County Sanitation Services, Inc. in East Hanover, New Jersey where he was responsible for acquisitions, governmental regulatory permitting and compliance. He is also the owner of MJL & Associates involved in consulting services specializing in solid waste facilities, permitting, construction and operations. Mr. Luciano resides in Mt. Arlington, New Jersey.

RICHARD E. APPLEBY is Vice President and a Director of the Company. He attended postgraduate courses at Rutgers in Landscape Design, Landscape Maintenance, Landscape Construction and Pesticide Application. From 1957 to 1973, Mr. Appleby was Superintendent and Manager of A-L Services and for Farm Harvesting Co., constructing all types of site development and landscape construction projects. From 1973 to 1980, he was Vice President of A-L Services and since 1980, has been President of that company. Mr. Appleby resides in Mendham, New Jersey.

MYRON KATZ is Vice President and a Director of the Company. He received his Bachelor of Science Degree in Merchandising from Fairleigh Dickinson University in 1952 and graduated from Lewis Hotel School in 1953. Mr. Katz has over 30 years diversified administrative and managerial experience. He is the past President of Central Credit Clearing Bureau in Newark and East Orange, New Jersey. Mr. Katz is currently a private consultant facilitating various business ventures. Mr. Katz resides in Lake Hopatcong, New Jersey.

DANIEL D. SMOZANEK is Treasurer and a Director of the Company. From 1947 to 1972, Mr. Smozanek was owner and President of Spring House Tree Service in Summit, New Jersey. He has been involved in extensive real estate and land development in New Jersey, Montana and Florida. From 1972 to 1980, he was a partner in land development and real estate sales in the Eureka, Montana area. During this time, he was also a partner in the exploration of 29 silver and copper mining claims in the Flathead National Forest. Mr. Smozanek resides in Port St. Lucie, Florida.

ROBERT D.  LITTLE is  Secretary  of the  Company.  He is a  graduate  of Central
Washington University with a Bachelor of Arts Degree in Sociology; graduate studies at the University of Washington in Education and he completed Teacher Certification at Seattle University. From 1975 to 1985, he was the founder and Director of Education of the Meridian School in Seattle, Washington. From 1985 to the present, Mr. Little as been Operations Manager for MPM and became Secretary of MPM in 1991. Mr. Little has been the owner of R.D. Little Company which specializes in assisting small public companies with shareholder and investor relations from 1985 to the present. Mr. Little resides in Spokane, Washington.

L. CRAIG CARY SMITH is a Director. Mr. Smith graduated from Gonzaga Law School in 1981 and was admitted to the Washington State Bar that same year. From 1981 to the present, Mr. Smith has been a partner in general practice at Smith and Hemingway in Spokane, Washington. Mr. Smith resides in Spokane, Washington.

ANTHONY L. LEE is a Director, having been elected in 1998. Mr. Lee is Managing Director, Gas Processing Technology at the Institute of Gas Technology in Des Plaines, Illinois. He manages projects on hydrogenation and dehydrogenation, reforming hydrodesulfurization, hydrocracking, membrane technology, dehydration and acid gas removal. He holds eleven patents and has published sixty-four articles within his scope of expertise. Mr. Lee resides in Glen Ellyn, Illinois.

GLEN HJORT is a Director, having been elected in 1998. Mr. Hjort is a graduate of the University of Illinois, and is a certified public accountant. He has over twenty years experience providing services to numerous corporate clients in a wide variety of industries. He is a past Chief Financial Officer for a public company where he had responsibility for all accounting, personnel and administrative functions, and for SEC reporting. Mr. Hjort resides in Mt. Prospect, Illinois.

(2)  Directorships

None of the directors of the Company are directors of other companies with securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such act or any company registered under the Investment Company Act of 1940.

f)   Involvement in Certain Legal Proceedings.

     Not Applicable

g)   Promoter and Control Persons.

     Not Applicable


Item 10.  Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 1998 and 1997.

Summary Compensation Table
--------------------------
                                                   Annual Compensation
Name and
Principal
Position     Year Salary  Bonus(s)  Compensation  Awards(s) ($)SARs($)Payout(s)($) Compensation
----------------------------------------------------------------------------------------------

Charles A.
Romberg      1998 None                            $50,872


----------

(1) Mr. Romberg devotes time to MPM on a part-time basis for which he received options to purchase 70,778 shares of MPM's common stock. The value of these options was recorded at $50,872. No other persons received more than $100,000 in compensation.

Option Grants In 1998 Fiscal Year Individual Grants
---------------------------------------------------
Individual Grants
-----------------

                        % of Total                  Market Price
             Options  Options Granted   Exercise or  on Date of   Expiration
Name         Granted  in Fiscal Year    Base Price    Grant          Date
----------------------------------------------------------------------------
Charles A
Romberg ..   70,778      48.28%$        0.87$         1.59          9/1/08

Robert D .
Little ...   20,223      13.79%$        0.87$         1.59          9/1/08

L. Craig
Smith ....   35,389      24.14%$        0.87$         1.59          9/1/08

Michael J
Luciano ..   20,223      13.79%$        0.87$         1.59          9/1/08

Aggregated  Option/SAR  Exercises  in Last Fiscal  Year and FYE 1998  Option/SAR Values
----------  ----------  ---------  --------------  -----------------  -----------------

                                                           Number of
                                                           Securities           Value of
                                                           Underlying           Unexercised
                                                           Unexercised          In-TheMoney
                                                           Options/SARs         Options/SARs
                         Shares                            at FY-End (#)        at FY-End
                         Acquired on        Value          Exercisable/         Exercisable/
--------------------------------------------------------------------------------------------
Name                     Exercise         Realized ($)     Unexercisable        Unexercisable
Charles A.
Romberg                                                     105,556             $356,252
                                                            Exercisable
Robert D.
Little                                                      47,223              $159,378
                                                            Exercisable
L. Craig Cary
Smith                                                       74,611              $251,812
                                                            Exercisable

Michael J.
Luciano                                                     20,223              $ 68,253
                                                            Exercisable

a) Current Remuneration.

None of the officers or directors is compensated for their services as an officer or director. Each is reimbursed for out-of-pocket expenses incurred on MPM business.

b) Proposed Remuneration.

It is not contemplated that any salaries will be paid unless, and until such time as, MPM may require full time commitments from any officer or director.

c) Incentive and Compensation Plans and Arrangements.

MPM has no retirement, profit sharing, pension, or insurance plans covering its officers and directors. No advances have been made, nor are any contemplated, by MPM to any of its officers or directors.

The shareholders of MPM, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of MPM. The purpose of the option plan is to promote the interests of MPM and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in MPM's business and an increased personal interest in this continued success and progress. At the Annual Meeting of Shareholders held on September 14 1998 the shareholders approved an amendment to the stock option plan therefore increasing the number of shares in the plan by 250,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

In addition as set forth in Part b. of this Item, Security Ownership of Management, United States Filter Corporation owns 146,666 or 6.83% of MPM's outstanding shares. Unitel Technologies, Inc. owns 133,333 or 6.21% of MPM's outstanding common stock. No other person or group was known by the Registrant to own more than five percent of its common stock at December 31, 1998.

b) Security Ownership of Management as of April 1, 1999.

The following table sets forth, as of April 1, 1999 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

 Title of         Name of                            Amount and Nature of       Percent
 Class            Beneficial Owner                   Beneficial Ownership       of Class
 -----            ----------------                   --------------------       --------
 Common           Charles A. Romberg                        3,557  [1]             *
 Common           Richard E. Appleby                      193,155                 9.0
 Common           Myron Katz                              133,650                 6.2
 Common           Robert D. Little                          4,361  [1]             *
 Common           Daniel D. Smozanek                      162,257                 7.6
 Common           L. Craig Cary Smith                       1,335  [1]             *
 Common           Michael J. Luciano                       10,353  [2]             *
 Common           Anthony L. Lee                            2,388                  *
 Common           Glen Hjort                                3,333                  *
 Common           As A Group                              514,389                24.0

[1] Does not include options for the purchase of shares of the Company's common stock. Options available for exercise as of December 31, 1998 for Charles A. Romberg, L. Craig Cary Smith, Michael J. Luciano and Robert D. Little are 105,556, 74,611, 20,633 and 47,233, respectively.

[2] Does not include 85,760 shares of MPM's outstanding common stock owned by two trusts for which Mr. Luciano is the Executor.

c.)  Changes in Control.

There are no contractual arrangements of any kind, known to MPM, which may at a subsequent date result in a change in control of MPM.

Item 12.  Certain Relationships and Related Transactions

a.)  Transactions with Management and Others.

No Officers or Directors of MPM, or nominees for election as Director, or beneficial owners of more than five percent of MPM's voting stock, or members of their immediate families had any material transactions with MPM other than as set forth in part b. of this item.

b.)  Certain Business Relationships.

Between 1991 and 1997 the certain of the Officers and Directors provided approximately $1.9 million in contributed capital to MPM to fund operations.

At December 31, 1998 and 1997, Richard Appleby was owed $210,000 and $329,682, respectively, pursuant to unsecured demand notes. At December 31, 1997, Daniel Smozanek had advanced $66,117 to MPM pursuant to an unsecured demand note.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of MPM owns R.D. Little Co.. For the year ended December 31, 1998, MPM paid $67,841 for these services.

It is the opinion of management that the amount and terms for leases and services from affiliates are comparable to those which might be obtained from unaffiliated parties.

Effective July 1, 1998, MPM acquired certain of the assets and assumed certain of the liabilities of part of a division of FLS miljo, Inc. in exchange for 96,884 shares of its common stock. In connection with the acquisition, MPM formed a wholly-owned subsidiary, AirPol, Inc. which assumed the assets and liabilities acquired.

Effective April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of part of a division of United States Filter Corporation in exchange for 146,666 shares of its common stock. In connection with the acquisition, MPM formed a wholly-owned subsidiary, Huntington Environmental Systems, Inc., which assumed the assets and liabilities acquired.

In December of 1996, MPM announced it had purchased Unitel Technologies, Inc.'s 15% interest in the Skygas venture for 133,333 shares of common stock. The shares have not been registered under the Securities Act of 1933 and are "restricted securities" as that term is defined in Rule 144 under the Act. The shares may not be offered for sale, sold, traded or transferred except pursuant to an effective registration statement under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of MPM.

c)  Other Information

      None

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Exhibits and Financial Statements have been previously reported or are being shown as an exhibit in this Form 10-KSB.

(B) Reports on Form 8-K
    No reports on Form 8-K were filed for the quarter ended December 31, 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
Report of Independent Certified Public Accountants.....................................F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997...........................F-3
Consolidated Statements of Operations for the years ended December 31, 1998 and 1997...........................................................................F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31,
    1998 and 1997......................................................................F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997 ..........................................................................F-6 to F-7
Summary of Accounting Policies.........................................................F-8 to F-12
Notes to Consolidated Financial Statements.............................................F-13 to F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
MPM Technologies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 17 which were applied to restate the 1997 consolidated financial statements. In our opinion, these adjustments are appropriate and have been properly applied.

BDO Seidman, LLP


Spokane, Washington
April 9, 1999

                                 MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                                                        DECEMBER 31,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                -----------    -----------
                                                                                                (RESTATED)
Current assets:
     Cash and cash equivalents (Note 1) .....................................   $ 2,634,570    $ 2,010,596
     Accounts receivable, less allowance for doubtful accounts of $90,000
        and $50,000 (Notes 1, 11 and 14) ....................................     1,630,630        756,934
     Inventories (Notes 1 and 3) ............................................       496,964        718,434
     Costs and estimated earnings in excess of billings (Notes 1 and 2) .....     1,571,833        445,205
     Other current assets ...................................................        66,999         28,814
                                                                                -----------    -----------
              Total current assets ..........................................     6,400,996      3,959,983
                                                                                -----------    -----------
Property, plant and equipment, net (Notes 1 and 4) ..........................       320,026         33,308
Mineral properties held for sale (Note 12) ..................................     1,086,346      1,410,653
Goodwill, net of accumulated amortization of  $38,027 (Note 1) ..............       722,505             --
Note receivable (Note 13) ...................................................       275,000        275,000
Purchased intangible, net of accumulated amortization of $135,000 and
     $67,500 (Note 15) ......................................................       540,000        607,500
Other assets, net ...........................................................       123,420         79,240
                                                                                -----------    -----------
                                                                                $ 9,468,293    $ 6,365,684
                                                                                ===========    ===========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable (Note 1) ..............................................   $   821,600    $   419,625
     Accrued expenses (Note 1) ..............................................       386,869        353,251
     Billings in excess of costs and estimated earnings (Notes 1 and 2) .....     3,819,204        760,224
     Accrued expenses - related party (Note 14) .............................        63,116        185,113
     Notes payable (Note 5) .................................................         5,461        282,369
     Related party debt (Note 7) ............................................       270,000        514,765
     Current portion of long-term debt (Note 6) .............................        43,034         67,634
     Preferred stock deposit (Note 10) ......................................       760,035             --
                                                                                -----------    -----------
              Total current liabilities .....................................     6,169,319      2,582,981
                                                                                -----------    -----------
     Long-term debt, less current portion (Note 6) ..........................       561,518        583,962
     Negative goodwill, net of accumulated amortization of $165,356 and
       $70,867 (Note 1) .....................................................       779,533        874,022
                                                                                -----------    -----------
              Total liabilities .............................................     7,510,370      4,040,965
                                                                                -----------    -----------

Commitments and contingencies (Notes 8 and 12)

Stockholders' equity (Note 10):
     Common stock, $0.001 par value; 100,000,000 shares authorized;
        2,146,128 and 1,832,013 shares issued and outstanding ...............         2,146          1,832
     Additional paid-in capital .............................................     8,844,883      8,076,990
     Accumulated deficit ....................................................    (6,889,106)    (5,754,103)
                                                                                -----------    -----------
              Total stockholders' equity ....................................     1,957,923      2,324,719
                                                                                -----------    -----------
                                                                                $ 9,468,293    $ 6,365,684
                                                                                ===========    ===========

                        See accompanying summary of accounting policies and notes
                                to the consolidated financial statements.

                                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998            1997
                                                                                     ------------    ------------
                                                                                                      (RESTATED)
Revenues (Notes 2 and 16) ........................................................   $ 10,056,054    $  6,076,936
Cost of sales ....................................................................     (7,869,952)     (4,939,162)
                                                                                     ------------    ------------
Gross margin .....................................................................      2,186,102       1,137,774
Selling, general and administrative expenses .....................................      2,869,846       1,419,803
                                                                                     ------------    ------------
Loss from operations .............................................................       (683,744)       (282,029)
                                                                                     ------------    ------------
Other income (expense):
   Interest expense (Note 7) .....................................................       (124,394)        (96,068)
   Other income, net .............................................................        108,816          36,630
                                                                                     ------------    ------------
Net other expense ................................................................        (15,578)        (59,438)
                                                                                     ------------    ------------
Loss from continuing operations ..................................................       (699,322)       (341,467)
Discontinued operations (Note 12):
   Loss from operations of discontinued mining operations ........................       (435,681)        (32,990)
                                                                                     ------------    ------------
Net loss .........................................................................   $ (1,135,003)   $   (374,457)
                                                                                     ============    ============

Loss per share - basic and diluted:
   Loss from continuing operations................................................   $      (0.36)   $      (0.19)
   Loss from discontinued operations .............................................          (0.22)          (0.02)
                                                                                     ------------    ------------
   Net loss.......................................................................   $      (0.58)   $      (0.21)
                                                                                     ============    ============

Weighted average shares of common stock outstanding -
   basic and diluted .............................................................      1,945,620       1,775,286
                                                                                     ============    ============

                            See accompanying summary of accounting policies and notes
                                    to the consolidated financial statements.

                                        MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Common Stock            Additional                      Total
                                                -------------------------      Paid-In      Accumulated   Stockholders'
                                                  Shares         Amount        Capital        Deficit         Equity
                                                ----------    -----------    -----------    -----------    -----------
Balance, January 1, 1997, as previously
   reported ................................     1,600,832    $     1,601    $ 7,430,795    $(4,660,758)   $ 2,771,638

Prior period adjustments
   (Note 16) ...............................            --             --       (525,000)      (718,888)    (1,243,888)
                                                ----------    -----------    -----------    -----------    -----------

Balance, January 1, 1997, as restated ......     1,600,832          1,601      6,905,795     (5,379,646)     1,527,750

Common stock issued for conversion of debt .        82,181             82        164,016             --        164,098

Common stock issued for acquisition of
    Huntington Environmental Systems, Inc. .
   (Note 1) ................................       146,667            147        989,853             --        990,000

Contributed services .......................            --             --          7,920             --          7,920

Common stock awarded to employees ..........         2,333              2          9,406             --          9,408

Net loss ...................................            --             --             --       (374,457)      (374,457)
                                                ----------    -----------    -----------    -----------    -----------

Balance, December 31, 1997 .................     1,832,013          1,832      8,076,990     (5,754,103)     2,324,719

Common stock issued for services ...........         5,556              5         21,822             --         21,827

Common stock issued for acquisition of
   AirPol, Inc. (Note 1) ...................        96,884             97        299,903             --        300,000

Common stock retired .......................       (31,600)           (32)       (78,143)            --        (78,175)

Common stock issued for debt and property
   (Note 7) ................................       234,575            235        377,430             --        377,665

Common stock awarded to employees ..........         8,700              9         14,694             --         14,703

Interest imputed on related party debt
   (Note 7) ................................            --             --         27,187             --         27,187

Compensatory stock options issued ..........            --             --        105,000             --        105,000

Net loss ...................................            --             --             --     (1,135,003)    (1,135,003)
                                                ----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998 .................     2,146,128    $     2,146    $ 8,844,883    $(6,889,106)   $ 1,957,923
                                                ==========    ===========    ===========    ===========    ===========


                               See accompanying summary of accounting policies and notes
                                       to the consolidated financial statements.

                                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------
                                                                                         1998           1997
                                                                                      -----------    -----------
                                                                                                      (RESTATED)
Cash flows from operating activities:
   Net loss........................................................................   $(1,135,003)   $  (374,457)
   Adjustments  to  reconcile  net  loss  to  net  cash  provided  by  operating activities:
     Depreciation and amortization ................................................        33,785         45,919
     Gain on disposal of assets ...................................................        (7,684)            --
     Provision for bad debts ......................................................        77,447        123,350
     Provision for obsolete inventory .............................................        25,000             --
     Interest imputed on related party debt .......................................        27,187             --
     Stock issued for services ....................................................        21,827             --
     Stock issued for compensation ................................................        14,703          9,408
     Compensatory stock options issued ............................................       105,000             --
     Write-down of mineral properties .............................................       400,000             --
     Contributed services .........................................................            --          7,920
     Change in assets and liabilities, net of effect of acquisitions:
         Accounts receivable ......................................................      (951,143)     1,586,727
         Costs and estimated earnings in excess of billings .......................      (878,590)       362,144
         Inventories ..............................................................       196,470       (331,696)
         Other assets .............................................................       (83,582)       (27,376)
         Accounts payable and accrued expenses ....................................       427,842        145,448
         Billings in excess of costs and estimated earnings .......................     2,511,232        398,351
                                                                                      -----------    -----------
Net cash provided by operating activities .........................................       784,491      1,945,738
                                                                                      -----------    -----------
Cash flows from investing activities:
   Proceeds from sale of mineral properties .......................................        19,614             --
   Acquisition of property, plant and equipment ...................................      (213,644)       (51,941)
   Cash paid in business acquisition ..............................................      (234,610)            --
                                                                                      -----------    -----------
Net cash used in investing activities .............................................      (428,640)       (51,941)
                                                                                      -----------    -----------
Cash flows from financing activities:
   Repayments of notes payable ....................................................      (276,908)      (123,767)
   Repayments of long term debt ...................................................       (47,044)            --
   Repurchase and retirement of common stock ......................................       (78,175)            --
   Proceeds from preferred stock deposit ..........................................       760,250             --
   Advances of related party debt .................................................        10,000        200,000
   Repayments of related party debt ...............................................      (100,000)            --
                                                                                      -----------    -----------
Net cash provided by financing activities .........................................       268,123         76,233
                                                                                      -----------    -----------
Net increase in cash and cash equivalents .........................................       623,974      1,970,030
Cash and cash equivalents, beginning of year ......................................     2,010,596         40,566
                                                                                      -----------    -----------
Cash and cash equivalents, end of year ............................................   $ 2,634,570    $ 2,010,596
                                                                                      ===========    ===========


                            See accompanying summary of accounting policies and notes
                                    to the consolidated financial statements.

                                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                      --------------------------
                                                                                         1998            1997
                                                                                      -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION                                                     (RESTATED)
Cash paid during the year for:
    Interest ......................................................................   $    99,596    $    97,092

Non-cash investing and financing activities:
    Notes payable converted to shares of common stock .............................   $        --    $   164,098
    Issuance of shares of common stock for acquisitions
       of subsidiary ..............................................................   $   300,000    $   990,000
    Related party debt converted to and property exchanged for
       shares of common stock .....................................................   $   377,665    $        --

Business acquisitions:
    Fair value of assets acquired .................................................   $   337,577    $ 3,624,081
    Purchase price in excess of net assets acquired ...............................       760,532             --
    Liabilities assumed ...........................................................      (563,499)    (1,689,192)
    Net assets acquired in excess of purchase price ...............................            --       (944,889)
    Common stock issued ...........................................................      (300,000)      (990,000)
                                                                                      -----------    -----------

    Cash paid for acquisitions.....................................................   $   234,610    $        --
                                                                                      ===========    ===========

                           See accompanying summary of accounting policies and notes
                                   to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

OPERATIONS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

MPM Technologies, Inc. (the Company) was incorporated as Okanogan Development, Inc. on July 18, 1983, under the laws of the State of Washington. It was formed primarily for the purpose of investing in real estate and interests in real estate. On April 25, 1985, the Company combined with MADD Exploration (MADD), a Montana partnership, and changed its name to Montana Precision Mining, Ltd. In August 1995, the Company changed its name to MPM Technologies, Inc. As a result of the combination with MADD, the Company acquired mining properties located in Powell County, Montana. As of the end of 1997, the Company is no longer engaged in exploration or developmental mining activities in regard to these properties (See Note 12).

The accompanying consolidated financial statements include the accounts of the Company and the following subsidiaries and other entities controlled by the
Company: Huntington Environmental Systems, Inc. (HES), AirPol, Inc. (AirPol), MPM Mining, Inc., NuPower, Inc., NuPower (a General Partnership) and SkyGas. Intercompany accounts and transactions among the companies have been eliminated.

HES, a wholly owned subsidiary, was acquired on March 31, 1997 (See Note 1). HES designs, engineers, supplies and services air pollution control systems for Fortune 500 and other environmental and industrial companies worldwide. HES's systems primarily utilize heat and chemicals to control air pollution.

AirPol, a wholly owned subsidiary, was acquired on July 2, 1998 (See Note 1). AirPol, like HES, designs, engineers, supplies and services air pollution control systems. AirPol's systems, however, utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution.

NuPower, a 58.21% owned partnership, is engaged in the research and development of an electrothermal gasification process which will be utilized primarily in the waste-to-energy field, although the process is expected to have applications in other areas. This partnership was formed in 1986.

SkyGas, an 85% directly and indirectly owned joint venture, was formed in 1990 for the purpose of commercializing the SkyGas technology, which is a disposal/gasification process that converts solid and semi-solid wastes into clean, medium BTU syntheses gas. As of December 31, 1998, participants and interests owned in the SkyGas venture included: NuPower, 70%, MPM Technologies, Inc., 15%, and USF Smogless of Milan, Italy (a subsidiary of United States Filter Corporation), 15%.

REVENUE RECOGNITION

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bears to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repair and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 1998 and 1997, no amounts were recognized for estimated contract losses.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

The asset "costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts invoiced. The liability "billings in excess of costs and estimated earnings" represents invoices in excess of revenues recognized.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, the costs of plant and equipment are depreciated over the estimated useful lives of the assets, which range from three to fifteen years, using the straight-line method.

MINERAL PROPERTIES HELD FOR SALE

Mineral  properties  held for sale are stated at estimated net realizable  value
determined  based  on  estimated   undiscounted   future  cash  flows  from  the
liquidation of the related asset.

GOODWILL AND PURCHASED INTANGIBLE

Goodwill and purchased intangible represents the excess of the purchase price over the fair value of net assets acquired and are being amortized on a straight-line basis over their estimated period of future benefit of ten years. The Company periodically evaluates the recoverability of goodwill and purchased intangible. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the goodwill and purchased intangible from expected future operating cash flows on an undiscounted basis.

ASSET IMPAIRMENT

The Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 uses the asset and liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expense or benefit is based on the changes in the financial statement bases versus the tax bases in the Company's assets or liabilities from period to period.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. The Company places its cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets as of December 31, 1998 and 1997 for cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates its carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of related party debt cannot be determined.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

WARRANTY RESERVE

The Company warranties its pollution control units for defects in design, materials, and workmanship generally for a period from six months to one year. Provision for estimated warranty costs is recorded upon completion of the project and periodically adjusted to reflect actual experience.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

EARNINGS PER SHARE

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the average number of shares actually outstanding during the period. Diluted earnings per share reflect the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 1998 and 1997, outstanding options to purchase 247,613 and 101,000 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive. As the Company's stock options are antidilutive, basic and diluted earnings per share are the same for all periods presented.

RECLASSIFICATIONS

Certain  amounts  in  the  1997  consolidated  financial  statements  have  been
reclassified   to  conform  to  the  1998   consolidated   financial   statement
presentation.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, establishes standards for the new way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 by the Company in 1998 did not have a significant impact on the Company's financial position.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS, which standardizes the disclosure requirements for pension and other post-retirement benefits. The adoption of SFAS No. 132 did not materially impact the Company's current disclosures.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 will not have a significant effect on its financial statements.

In February 1999 the Financial Accounting Standards Board issued SFAS No. 135, RESCISSION OF FINANCIAL ACCOUNTING STANDARDS BOARD NO. 75 (SFAS No. 75) AND TECHNICAL CORRECTIONS. SFAS No.135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS ACQUISITIONS

On March 31, 1997, the Company acquired an operating business from United States Filter Corporation under the terms of an asset purchase agreement and subsequently formed an Illinois corporation, Huntington Environmental Systems, Inc., into which the acquired assets and liabilities were transferred. The acquisition of HES was recorded under the purchase method of accounting; accordingly, the results of operations of HES are included in the consolidated statements of operations from the date of acquisition. The purchase price consisted of the issuance of 146,667 shares of the Company's common stock valued at $990,000. The excess of the fair value of the net assets acquired over the purchase price was $944,889, which amount has been established as negative goodwill and is being amortized over ten years.

As of March 31, 1997, the fair values of assets acquired and liabilities assumed were as follows:

Accounts receivable..............................................   $ 2,429,994
Inventories .....................................................       386,738
Costs and estimated earnings in excess of billings ..............       807,349
Accounts payable ................................................      (430,467)
Accrued expenses ................................................      (245,256)
Billings in excess of costs and estimated earnings ..............      (361,873)
Long-term debt ..................................................      (651,596)
Negative goodwill ...............................................      (944,889)
                                                                    -----------
                                                                    $   990,000
                                                                    ===========

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of HES had occurred at the beginning of 1997, after giving effect to certain adjustments, including amortization of the negative goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of 1997.

                                                                        1997
                                                                   ------------
Revenues.........................................................   $ 7,130,000
Net loss.........................................................   $  (343,000)
Loss per share...................................................   $     (0.19)

On July 2, 1998, the Company acquired an operating business from FLS miljo, Inc. under the terms of an asset purchase agreement and subsequently formed a New Jersey corporation, AirPol, Inc., into which the acquired assets and liabilities were transferred. The acquisition of AirPol was recorded under the purchase method of accounting; accordingly, the results of operations of AirPol are included in the consolidated statements of operations from the date of acquisition. The total purchase price of AirPol was $534,610 and consisted of $234,610 of cash and 96,884 shares of common stock of the Company valued at $300,000. The excess of the purchase price over the fair value of the net assets acquired was $760,532 and is being amortized over ten years.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 2, 1998, the fair values of assets acquired and liabilities assumed were as follows:

Costs and estimated earnings in excess of billings.................   $ 248,038
Plant, property and equipment .....................................      89,539
Goodwill ..........................................................     760,532
Accrued expenses ..................................................     (15,751)
Billings in excess of costs and estimated earnings ................    (547,748)
                                                                      ---------
                                                                      $ 534,610
                                                                      =========

Unaudited pro forma consolidated results of operations assuming the acquisition of AirPol had occurred as of an earlier date, have not been provided for 1998 or 1997 as the results would not have been materially different than reported amounts.

2.       COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Following is a summary of costs, billings, and estimated earnings on contracts in progress:

                                                       DECEMBER 31,
                                             ---------------------------------
                                                   1998              1997
                                             ---------------   ---------------

Costs incurred on contracts in progress ..   $     7,484,761   $     3,918,585
Estimated earnings .......................         1,854,518         1,246,410
                                             ---------------   ---------------
                                                   9,339,279         5,164,995
Less billings to date ....................        11,586,650         5,480,014
                                             ---------------   ---------------
                                             $    (2,247,371)  $      (315,019)
                                             ===============   ===============

The above accounts are shown in the accompanying consolidated balance sheets under these captions:

                                              DECEMBER 31,
                                      --------------------------
                                         1998            1997
                                      -----------    -----------

Costs  and  estimated  earnings
  in  excess of billings ..........   $ 1,571,833    $   445,205
Billings in excess of costs and
  estimated earnings ..............    (3,819,204)      (760,224)
                                      -----------    -----------
                                      $(2,247,371)   $  (315,019)
                                      ===========    ===========

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       INVENTORIES

Inventories consist of the following:

                                                                                      DECEMBER 31,
                                                                                   -------------------
                                                                                     1998       1997
                                                                                   --------   --------
Equipment ......................................................................   $237,062   $516,550
Chemicals ......................................................................    162,356     96,522
Parts and supplies .............................................................     97,546    105,362
                                                                                   --------   --------
                                                                                   $496,964   $718,434
                                                                                   ========   ========

4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                                      DECEMBER 31,
                                                                                   -------------------
                                                                                     1998       1997
                                                                                   --------   --------
                  Equipment ....................................................   $225,369   $ 46,674
                  Furniture and fixtures .......................................    118,565         --
                  Leasehold improvements .......................................     14,708         --
                                                                                   --------   --------
                                                                                    358,642     46,674
                  Less accumulated depreciation ................................     38,616     13,366
                                                                                   --------   --------
                                                                                   $320,026   $ 33,308
                                                                                   ========   ========

5.       NOTES PAYABLE

Notes payable consists of the following:


                                                                                      DECEMBER 31,
                                                                                   -------------------
                                                                                     1998       1997
                                                                                   --------   --------
              Note payable - other .............................................   $  5,461   $  5,461
              Note payable to a Bank, with interest at prime plus
                  1%; repaid in 1998 ...........................................         --    231,300
              Note payable to a Bank, with interest at prime plus
                  1%; repaid in 1998 ...........................................         --     45,608
                                                                                   --------   --------
                                                                                   $  5,461   $282,369
                                                                                   ========   ========

During 1997, $164,098 of the notes payable were converted into shares of common stock of the Company at prices ranging from $0.20 to $0.25 per share.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       LONG-TERM DEBT

In conjunction with the Company's acquisition of HES (See Note 1), the Company assumed a long-term obligation totaling $1,200,000, which is payable in fifteen annual installments of $75,000. As there was no stated interest rate on the obligation, an imputed interest rate of 9% was utilized which represented the Company's estimated borrowing rate. The $75,000 payment due in 1998 has not been made as the Company believes the note holder has breached the agreement. Under the terms of the agreement, non-payment does not result in the debt being callable. At December 31, 1998 and 1997, the carrying value of the obligation, net of discount, was $604,552 and $651,596, respectively. At December 31, 1998, current amounts owed under this obligation are $150,000, of which $106,966 of accrued interest is included in accrued expenses.

7.       RELATED PARTY DEBT

Related party debt consists of advances received from various directors and related parties. At December 31, 1998 and 1997, amounts owed these related parties totaled $270,000 and $514,765, respectively, and are due on demand.

Certain of the related party creditors voluntarily agreed to terminate their current and future right to interest payments. As such, interest expense of $27,187 has been imputed on this debt at 10% for 1998 with a corresponding offset to additional paid-in capital. In 1997, the related party creditors agreed to subordinate their loans to claims of outside creditors.

During 1998, the related party creditors entered into an agreement with the Company to exchange notes payable and accrued interest thereon together with property contributed for shares of the Company's common stock. Under this agreement, the Company issued 234,575 shares of common stock in exchange for notes payable and accrued interest totaling approximately $285,000 and a contribution of property with an estimated fair value of approximately $93,000.

8.       COMMITMENTS AND CONTINGENCIES

The Company leases office space and mineral properties under operating leases that expire at various dates through 2003. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are as follows:

             YEAR  ENDING DECEMBER 31,                           AMOUNT
             --------------------------------                 ------------

             1999 ........................................    $     13,231
             2000 ........................................          13,568
             2001 ........................................          10,520
             2002 ........................................           9,485
             2003 ........................................           7,322
                                                              ------------
                                                              $     54,126
                                                              ============

Rent expense for the year ended December 31, 1998 and 1997 was $195,833 and $66,897, respectively.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through April 2007. The agreement may be terminated by the Company at any time.

9.       INCOME TAXES

At December 31, 1998 and 1997, the Company had net deferred tax assets of approximately $1,700,000 and $1,300,000 principally arising from net operating loss carryforwards for income tax purposes, the write down of mineral properties, and book and tax differences on goodwill and purchased asset adjustments. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at both December 31, 1998 and 1997.

At December 31, 1998, the Company has net operating loss carryforwards totaling approximately $3,500,000 that expire in the years 2001 through 2012.

10.      STOCKHOLDERS' EQUITY

REVERSE STOCK SPLIT

In June 1998, the Board of Directors authorized a 1 for 9 reverse stock split. This reverse stock split was performed by the Company granting to all stockholders as of the date of record one share of common stock to replace every nine shares of stock currently outstanding. All references in the consolidated financial statements referring to the number of shares, share prices, per share amounts and options have been adjusted retroactively for the effect of this reverse stock split.

PREFERRED STOCK DEPOSIT

During 1998, the Company entered into an agreement to obtain $1.2 million through the issuance of shares of preferred stock. As of December 31, 1998, the Company had received deposits of approximately $760,000 and incurred costs of approximately $144,000 in connection with this offering. Subsequent to year end, the Company received additional funds of approximately $440,000 and incurred costs of approximately $81,000. Prior to the issuance of preferred shares in 1999, the agreement was rescinded and the Company is to refund monies advanced to it. Accordingly, funds received through December 31, 1998 have been classified as a current liability and offering costs incurred have been expensed.

STOCK OPTION PLAN

On May 22, 1989, the shareholders of the Company voted to approve a stock option plan (the Plan) for selected key employees, officers and directors of the Company. The Plan is administered by a Compensation Committee of the Board of Directors (the "Committee") consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the Plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors or the Committee relating to the Plan. Under the Plan, a maximum of 236,667 shares were approved to be granted, which in 1997 and 1998, was increased by 55,555 and 250,000 respectively, to 542,222. Generally, the Plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchased price will be paid in full on the date of purchase. The Plan provides that options may be transferred only by will or by laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee or by the optionee's guardian or legal representative.

Stock option activity under the Plan is summarized as follows:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                             OPTION
                                                              OPTIONS         PRICE
                                                            -----------     ----------

    Outstanding at January 1, 1997......................        101,000     $     0.90
    Granted.............................................             --             --
    Exercised...........................................             --             --
    Expired.............................................             --             --
                                                            -----------     ----------

    Outstanding at December 31, 1997....................        101,000           0.90
    Granted.............................................        146,613           0.88
    Exercised...........................................             --             --
    Expired.............................................             --             --
                                                            -----------     ----------
    Outstanding at December 31, 1998....................        247,613     $     0.89
                                                            ===========     ==========

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 40 percent; risk-free interest rate of 6 percent; and expected lives of five years. The weighted average fair value at date of grant for options granted to employees in 1998 was $1.59 per option. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for each of the two years in the period ended December 31, 1998 would have been adjusted to the pro forma amounts indicated below:

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               YEAR ENDED DECEMBER 31
                                                            -----------------------------
                                                                1998            1997
                                                            -------------    ------------

      Net loss
         As reported....................................  $   (1,135,003)    $  (374,457)
         Pro forma......................................  $   (1,194,729)    $  (374,457)

      Loss per share
         As reported....................................  $        (0.58)    $     (0.21)
         Pro forma......................................  $        (0.61)    $     (0.21)


The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                             Options
                               Weighted                     Number                   Outstanding and
                                Average                Outstanding              Exercisable Weighted
                               Exercise            And Exercisable                 Average Remaining
                                 Prices                At 12/31/98          Contractual Life (Years)
                         ---------------        -------------------       --------------------------
                         $         0.88                    146,613                               9.7
                         $         0.90                    101,000                               4.5
                         --------------         ------------------        --------------------------

                         $    0.88-0.90                    247,613                               7.6
                         ==============         ==================        ==========================

11.      VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful account activity was as follows:

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1998            1997
                                                             ----------------------------

      Balance, beginning of year....................         $     50,000     $        --
      Charged to expense............................               77,447         123,350
      Write-offs, net of recoveries.................              (37,447)        (73,350)
                                                             ------------     -----------
      Balance, end of year..........................         $     90,000     $    50,000
                                                             ============     ===========

12.      DISCONTINUED OPERATIONS AND FOURTH QUARTER ADJUSTMENTS

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. Accordingly, the Company has classified these assets as mineral properties held for sale in its balance sheet at December 31, 1998 and 1997. The Company is actively seeking buyers for these assets. During the year ended 1998 and 1997, the Company recognized a loss from operations of discontinued mining operations of $435,681 and $32,990. The 1998 loss includes a fourth quarter adjustment of $400,000 to write-down the carrying value of the Company's mineral properties to estimated net realizable value. This write-down was the result of depressed gold prices and the impact of the Montana Initiative I37, which limits the use of cyanide heap leach process and is currently being litigated in the Montana judicial system.

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      NOTE RECEIVABLE

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note is collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the SkyGas process is placed into sustainable commercial production. On January 22, 1999, the Company amended its agreement to extend the due date of the balloon payment until December 1, 1999.

14.      RELATED PARTY TRANSACTIONS

The president of the Company is also the president of another company that provides general insurance coverage and various administrative and office expenses for the Company. As of December 31, 1998 and 1997, the Company owed $63,116 and $55,116, respectively, to this related party company. In 1998 and 1997, the Company incurred expenses to this related party company of $105,100 and $65,434, respectively.

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 1998 and 1997 of $67,841 and $41,350, respectively.

Included in accounts receivable at December 31, 1998 and 1997, are amounts owed the Company by a partner in the SkyGas joint venture of $26,748 and $14,625, respectively, for SkyGas related expenses.

15.      PURCHASED INTANGIBLE

In 1996, the Company issued 133,333 shares of its common stock to acquire an additional 15% interest in the SkyGas venture. The transaction was recorded at $675,000 based on the then-fair value of the shares issued. In accordance with FASB Technical Bulletin No. 84-1, the Company recorded an intangible asset representing the additional interest purchased in SkyGas's patent and licensing rights. The intangible asset is being amortized on a straight-line basis over its estimated period of future benefit of ten years.

16.      SEGMENT INFORMATION

The Company's consolidated financial statements include certain reportable segment information. These segments include HES, a wholly owned subsidiary engaged in designing, engineering, supplying and servicing air pollution control systems which primarily utilize heat and chemicals to control air pollution, and AirPol, a wholly owned subsidiary engaged in designing, engineering, supplying and servicing air pollution control systems which utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution. The Company evaluates the performance of these segments based upon multiple variables including revenues and profit or loss.

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The segments' profit and loss components and schedule of assets as of December 31, 1998 are as follows:

                                                     AIR             AIR
                                                  POLLUTION       POLLUTION
                                                   CONTROL         CONTROL         ALL
                                                    (HEAT)       (SCRUBBERS)      OTHER            TOTAL
                                                 -----------    ------------   ------------    ------------
Revenue external.............................    $ 6,233,363    $  3,822,691   $         --    $ 10,056,054
Revenue internal ............................             --              --        114,000         114,000
Interest income .............................         61,293              --            870          62,163
Interest expense ............................         52,805           9,921         87,572         150,298
Depreciation and amortization ...............        (88,877)         49,239         73,423          33,785
Segment profit (loss) .......................       (444,544)        198,765       (453,543)       (699,322)
Other significant non-cash items:
    Costs and estimated earnings in excess
     of billings ............................        547,706       1,024,127             --       1,571,833
Segment assets ..............................      4,322,897       3,589,824      3,790,335      11,703,056
Expenditures for long-lived assets ..........        197,481         105,702         92,903         396,086

Reconciliation of segment revenues, net income (loss), total assets, and other significant items for the year ended December 31, 1998 are as follows:

             REVENUES                                                                    AMOUNT
            --------------                                                             -----------
            Total revenues for reportable segments.................................    $10,056,054
            Other revenues ........................................................        114,000
            Elimination of intersegment revenues ..................................       (114,000)
                                                                                       -----------

            Total consolidated revenues............................................    $10,056,054
                                                                                       ===========

            PROFIT OR LOSS
            --------------

            Total profit or loss for reportable segments...........................    $  (245,779)
            Other profit or loss ..................................................       (453,543)
            Discontinued operations ...............................................       (435,681)
                                                                                       -----------

            Total consolidated profit or loss......................................    $(1,135,003)
                                                                                       ===========

            ASSETS
            --------------

            Total assets for reportable segments...................................    $ 7,912,721
            Other assets ..........................................................      3,790,335
            Assets of discontinued operation ......................................      1,086,346
            Elimination of intersegment assets ....................................     (3,321,109)
                                                                                       -----------

            Total consolidated assets..............................................    $ 9,468,293
                                                                                       ===========

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other significant items:


                                                                          SEGMENT                  CONSOLIDATED
                                                                           TOTALS     ELIMINATIONS    TOTALS
                                                                         -----------  ------------ ------------
Interest income.......................................................   $    62,163   $ (25,904)  $   36,259
Interest expense.....................................................        150,298     (25,904)     124,394
Expenditures for long-lived assets...................................        396,086          --      396,086
Depreciation and amortization.........................................        33,785          --       33,785
Costs and estimated earnings in excess of billings.................        1,571,833          --    1,571,833

Adjustments to reconcile interest expense and interest income represent total intercompany amounts.

The Company's revenues by geographic region for the year ended December 31, 1998 are as follows:

             GEOGRAPHIC REGION                              REVENUES
             -----------------                            ------------

             United States                                $  9,705,479
             Canada                                             61,437
             Other foreign countries                           289,138
                                                          ------------

             Total consolidated revenues                  $ 10,056,054
                                                          ============

The Company attributes revenues to countries based on the location of the customer.

Revenues from one customer of MPM's air pollution control (heat) segment represented approximately $1.3 million, or 13%, of the Company's consolidated revenues for the year ended December 31, 1998.

The segments' profit and loss components and schedule of assets as of December 31, 1997 are as follows:

                                                                            AIR
                                                                         POLLUTION
                                                                           CONTROL         ALL
                                                                            (HEAT)        OTHER           TOTAL
                                                                          ----------   -----------     -----------
Revenue external......................................................    $6,076,936   $        --     $ 6,076,936
Revenue internal .....................................................            --         72,000         72,000
Interest income ......................................................        36,937          1,360         38,297
Interest expense .....................................................        42,863         54,870         97,733
Depreciation and amortization ........................................       (49,776)        95,695         45,919
Segment profit (loss) ................................................        47,369       (388,836)      (341,467)
Other significant non-cash items:
    Costs and estimated earnings in excess of billings ...............       445,205             --        445,205
Segment assets .......................................................     4,220,879      2,995,033      7,215,912
Expenditures for long-lived assets ...................................        43,156             --         43,156

Reconciliation of segment revenues, net income (loss), total assets, and other significant items for the year ended December 31, 1997 are as follows:

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REVENUES                                                                AMOUNT
             --------------                                                        ----------
             Total revenues for reportable segments.............................   $6,076,936
             Other revenues ....................................................       72,000
             Elimination of intersegment revenues ..............................      (72,000)
                                                                                   ----------

             Total consolidated revenues........................................   $6,076,936
                                                                                   ==========

             PROFIT OR LOSS
             --------------

             Total profit or loss for reportable segments.......................   $   47,369
             Other profit or loss ..............................................     (388,836)
             Discontinued operations ...........................................      (32,990)
                                                                                   ----------

             Total consolidated profit or loss..................................   $ (374,457)
                                                                                   ==========

             ASSETS
             --------------

             Total assets for reportable segments...............................   $4,220,879
             Other assets.......................................................    2,995,033
             Assets of discontinued operation...................................    1,410,653
             Elimination of intersegment assets.................................   (2,260,881)
                                                                                   ----------

             Total consolidated assets..........................................   $6,365,684
                                                                                   ==========

Other significant items:

                                                      SEGMENT               CONSOLIDATED
                                                      TOTALS   ELIMINATIONS    TOTALS
                                                     --------  ------------ ------------
Interest income ..................................   $ 38,297   $ (1,665)    $ 36,632
Interest expense .................................     97,733     (1,665)      96,068
Expenditures for long-lived assets ...............    197,481         --      197,481
Depreciation and amortization ....................     45,919         --       45,919
Costs and estimated earnings in excess of billings    445,205         --      445,205

Adjustments to reconcile interest expense and interest income represent total intercompany amounts.

The Company's revenues by geographic region for the year ended December 31, 1997 are as follows:

             GEOGRAPHIC REGION                                       REVENUES
             -----------------                                     ------------
             United States                                         $  4,117,394
             Canada                                                   1,806,852
             Other foreign countries                                    152,690
                                                                   ------------

             Total consolidated revenues                           $  6,076,936
                                                                   ============

The Company attributes revenues to countries based on the location of the customer.

Revenues from one customer of MPM's air pollution control (heat) segment represented approximately $1.8 million, or 30%, of the Company's consolidated revenues for the year ended December 31, 1997.

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Financial statements for 1997 have been restated as a result of corrections of errors in the accounting for (i) minority interest, (ii) the acquisition of HES and (iii) the acquisition of the Company's additional 15% interest in SkyGas.

MINORITY INTEREST

The Company had previously recorded at December 31, 1997 a receivable balance of $753,748 representing the minority interests' allocated interest in the accumulated losses of the NuPower partnership. Due to uncertainties regarding the ultimate recoverability of these losses from the minority interests, the Company absorbed the minority interest receivable balance as of January 1, 1997 of $718,888 and reversed the 1997 allocated loss of $34,859.

ACQUISITION OF HES

The Company previously recorded the value of the 146,667 shares of Company common stock issued to acquire HES at a per share price of $12.02. Based on the then-fair value of the common stock, a per share price of $6.75 should have been used. The resulting decrease in the value of consideration paid in the acquisition gave rise to negative goodwill of approximately $945,000. The Company has elected to amortize the negative goodwill over a ten year period, which resulted in 1997 amortization of approximately $71,000. Additionally, the Company expensed in 1997 approximately $100,000 in bad debts which amount had previously been reflected as a purchase price adjustment.

ACQUISITION OF ADDITIONAL INTEREST IN SKYGAS

During 1996, the Company issued 133,333 shares of its common stock for an additional 15% interest in SkyGas. The shares were valued at a per share price of $9.00; the per share fair value of the shares at the time of issuance was approximately $5.06. Accordingly, the Company reduced the recorded value of the transaction by approximately $525,000. Additionally, as the Company consolidates its investment in SkyGas, this additional investment was reclassified as a purchased intangible, for which the Company has assigned a ten year life. Amortization expense recorded in 1997 was $67,500.

The net impact of these error corrections resulted in a $1,243,888 reduction in stockholders' equity at January 1, 1997 and impacted previously reported 1997 amounts as follows:

                                                         DECEMBER 31,         DECEMBER 31,
                                                             1997                 1997
                                                         AS PREVIOUSLY             AS
                                                           REPORTED             RESTATED
                                                        -------------         ------------
                 Assets................................ $   6,885,952         $  6,365,684
                 Stockholders' Equity..................     4,472,757            2,324,719
                 Net Loss..............................      (242,714)            (374,457)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


MPM Technologies, Inc.

         By: /s/  Charles A. Romberg
            ---------------------------
         Title:   President
         Date:    April 13, 1999


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Charles A. Romberg                       /s/ Michael J. Luciano
----------------------------                 --------------------------------
Charles A. Romberg                           Michael J. Luciano
President & Director                         Senior Vice President & Director

Dated: April 13 1999                         Dated: April 13, 1999


/s/ Myron Katz                               /s/ Daniel D. Smozanek
----------------------------                 --------------------------------
Myron Katz                                   Daniel D. Smozanek
Vice President & Director                    Treasurer & Director

Dated: April 13, 1999                        Dated: April 13, 1999


/s/ Richard E. Appleby                       /s/ L. Craig Cary Smith
----------------------------                 --------------------------------
Richard E. Appleby                           L. Craig Cary Smith
Vice President & Director                    Director

Dated: April 13, 1999                        Dated: April 13, 1999


/s/ Anthony L. Lee                           /s/ Glen Hjort
----------------------------                 --------------------------------
Anthony L. Lee                               Glen Hjort
Director                                     Director

Dated: April 13, 1999                        Dated: April 13, 1999


19