Form 10QSB
period 1999-03-31
MPM TECHNOLOGIES INC
filed 1999-05-24
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange act of 1934

                     For the quarter ended March 31, 1999
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
            (Exact Name of Registrant as specified in its Charter)


     Washington                                   81-0436060
--------------------------------         -----------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification Number)

     222 W. Mission Ave.
     Suite 30
     Spokane, WA                                  99201
--------------------------------         ------------------------------
     (Address of principal                      (Zip Code)
      executive offices)

Registrant's telephone number, including area code:  509-326-3443

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

As of May 5, 1999, the registrant had outstanding 2,146,148 shares of common stock which is the registrant's only class of stock.


                        PART I _ FINANCIAL INFORMATION

Item 1.  Financial Statements

     Financial Statements follow on the next page.


MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                 ASSETS
                                                                                      MARCH            DECEMBER
                                                                                     31, 1999          31, 1998
                                                                                   ---------------     -------------
Current assets:
     Cash and cash equilavents                                                         $1,799,767        $2,634,570
     Accounts receivable, net of allowance for doubtful accounts
       of $90,000                                                                       3,011,763         1,630,630
     Inventories                                                                          465,941           496,964
     Costs and estimated earnings in excess of billings                                 1,856,314         1,571,833
     Other current assets                                                                  65,475            66,999
                                                                                   ---------------     -------------
                             Total current assets                                       7,199,260         6,400,996
                                                                                   ---------------     -------------
     Property, plant and equipment, net                                                   315,389           320,026
     Mineral properties held for sale                                                   1,086,346         1,086,346
     Goodwill, net of accumulated amortization of $57,040 and $38,027                     703,492           722,505
     Note receivable                                                                      275,000           275,000
     Purchased intangible, net of accumulated amortization of $151,875
       and $135,000                                                                       523,125           540,000
     Other assets, net                                                                     71,762           123,420
                                                                                   ---------------     -------------
                                                                                      $10,174,374        $9,468,293
                                                                                   ===============     =============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $1,707,492          $821,600
     Accrued expenses                                                                    438,859           386,869
     Billings in excess of costs and estimated earnings                                3,299,158         3,819,204
     Accrued expenses - related party                                                     63,116            63,116
     Notes payable                                                                         5,461             5,461
     Related party debt                                                                  245,000           270,000
     Current portion of long-term debt                                                    43,034            43,034
     Preferred stock deposit                                                           1,051,400           760,035
                                                                                   ---------------     -------------
                             Total current liabilities                                 6,853,520         6,169,319
                                                                                   ---------------     -------------
     Long-term debt, less current portion                                                561,518           561,518
     Negative goodwill, net of accumulated amortization of $188,978
         and $165,356                                                                    755,911           779,533
                                                                                   ---------------     -------------
                             Total liabilities                                         8,170,949         7,510,370
                                                                                   ---------------     -------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 2,146,128 shares issued and outstanding                                 2,146             2,146
     Additional paid-in capital                                                        8,848,809         8,844,883
     Accumulated deficit                                                              (6,847,530)       (6,889,106)
                                                                                   ---------------     -------------
                             Total stockholders' equity                                2,003,425         1,957,923
                                                                                   ---------------     -------------
                                                                                     $10,174,374        $9,468,293
                                                                                   ===============     =============



MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                                          Three Months Ended
                                                                                                 March 31,
                                                                                         1999              1998
                                                                                                      (Restated)
                                                                                    -------------     -------------

Revenues                                                                              $4,076,912        $1,769,598
Cost of sales                                                                          3,111,850         1,565,418
                                                                                    -------------     -------------
Gross margin                                                                             965,062           204,180
Selling, general and administrative expenses                                             922,485           511,724
                                                                                    -------------     -------------
Income (loss) from operations                                                             42,577          (307,544)
                                                                                    -------------     -------------
Other income (expense):
      Interest expense                                                                   (24,845)          (21,826)
     Other income, net                                                                    28,933            17,574
                                                                                    -------------     -------------
Net other income (expense)                                                                 4,088            (4,252)
                                                                                    -------------     -------------
Income (loss) from continuing operations                                                  46,665          (311,796)
                                                                                    -------------     -------------
Discontinued operations:
     Loss from operations of discontinued mining operations                               (5,089)           (3,146)
                                                                                    -------------     -------------
Net income (loss)                                                                        $41,576         ($314,942)
                                                                                    =============     =============

Basic earnings per share:
     Income (loss) from continuing operations                                              $0.02            ($0.17)
     (Loss) from discontinued operations                                                    -                  -
                                                                                    -------------     -------------
     Net income (loss)                                                                     $0.02            ($0.17)
                                                                                    =============     =============


Diluted earnings per share:
     Income (loss) from continuing operations                                              $0.02            ($0.16)
     (Loss) from discontinued operations                                                    -                  -
                                                                                    -------------     -------------
     Net income (loss)                                                                     $0.02            ($0.16)
                                                                                    =============     =============

Weighted average shares of common stock outstanding -
     basic                                                                             2,146,128         1,832,724
                                                                                    =============     =============

Weighted average shares of common stock outstanding -
     diluted                                                                           2,393,741         1,933,724
                                                                                    =============     =============





MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1999              1998
                                                                                                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES                                                -------------     -------------
     Net income (loss)                                                                   $41,576         ($314,942)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                   34,121             2,197
          Interest imputed on related party debt                                           3,926             6,797
          Change in assets and liabilities:
              Accounts receivable                                                     (1,381,133)       (1,011,979)
              Costs and estimated earnings in excess of billings                        (284,481)          370,128
              Inventories                                                                 31,023           174,320
              Other assets                                                                53,182           (44,507)
              Accounts payable and accrued expenses                                      937,882          (330,079)
              Billings in excess of costs and estimated earnings                        (520,046)           74,700
                                                                                    -------------     -------------
Net cash used in operating activities                                                 (1,083,950)       (1,073,365)
                                                                                    -------------     -------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                        (17,218)           (9,649)
                                                                                    -------------     -------------
Net cash used in investing activities                                                    (17,218)           (9,649)
                                                                                    -------------     -------------
Cash flows from financing activities:
     Repayment of related party debt                                                     (25,000)                -
     Repayment of notes payable                                                                   -        (22,852)
     Proceeds from preferred stock deposit                                               291,365                 -
                                                                                    -------------     -------------
Net cash provided by (used in) financing activities                                      266,365           (22,852)
                                                                                    -------------     -------------
Net decrease increase in cash and cash equivalents                                      (834,803)       (1,105,866)
Cash and cash equivalents, beginning of period                                         2,634,570         2,010,596
                                                                                    -------------     -------------
Cash and cash equivalents, end of period                                              $1,799,767          $904,730
                                                                                    =============     =============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                                $2,236         $     -
                  Income taxes                                                            $              $     -



Supplemental disclosure of non cash financing activities:

During the quarter ended March 31, 1998, the Company issued 5,556 shares of its common stock under the terms an agreement with a unrelated entity.


                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


1.  Unaudited Financial Statements

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1998. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1998. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 1999 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1999.

2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                     For the Three Months Ended March 31, 1999

                                                    Weighted-
                                            Net       Average         Per-Share
                                         Income        Shares           Amount
Basic EPS                             ----------   -----------     -------------
Income available to common
  stockholders                         $ 41,576     2,146,128          $ 0.02

Effect of Dilutive Securities
Common stock options                          -       247,613           -
                                      ----------   -----------     -------------

Diluted EPS
Income available to common
  stockholders _ assumed
  conversions                          $ 41,576     2,393,741          $ 0.02
                                      ==========   ===========     =============


At March 31, 1998, outstanding options to purchase 101,000 shares of the Company's common stock were not included in the computation of diluted EPS as
their effect would have been antidilutive.   Accordingly, basic and diluted EPS
are the same for the three months ended March 31, 1998.

3.   Segment Information

The Company's consolidated financial statements include certain reportable segment information. These segments include Huntington Environmental Systems, Inc., a wholly owned subsidiary engaged in designing, engineering, supplying and servicing air pollution control systems which primarily utilize heat and chemicals to control air pollution, and AirPol, Inc., a wholly owned subsidiary engaged in designing, engineering, supplying and servicing air pollution control systems which utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution. The Company evaluates the performance of these segments based upon multiple variables incouding revenues and profit or loss.

The segments' profit and loss components and schedule of assets as of March 31, 1999 are as follows:
                              Air          Air
                        Pollution    Pollution
                          Control      Control           All
                           (Heat)  (Scrubbers)        Others        Total
                      ------------ ------------  ------------ ------------
Revenue external......$ 1,471,014  $ 2,605,898       $     -  $ 4,076,912
Revenue internal......          -            -        33,000       33,000
Segment profit (loss).    (66,545)     203,867       (95,746)      41,576
Segment assets........  4,629,944    3,868,669     4,981,568   13,480,181

Reconciliation of segment revenues, net income, total assets and other significant items for the three months ended March 31, 1999 are as follows:

     Revenues                                                        Amount
                                                                -------------

     Total revenues for reportable segments ................... $  4,076,912
     Other revenues............................................       33,000
     Elimination of intersegment revenues......................      (33,000)
                                                                -------------

     Total cosolidated revenues................................ $  4,076,912
                                                                =============

     Profit or loss
     Total profit or loss for reportable segments.............. $    137,322
     Other profit or loss......................................      (90,657)
     Discontinued operations...................................     (  5,089)
                                                                -------------

     Total consolidated profit or loss......................... $     41,576
                                                                =============

     Assets
     Total assets for reportable segments...................... $  8,498,613
     Other assets..............................................    3,922,500
     Assets of discontinued operation..........................    1,086,346
     Elimination of intersegment assets........................   (3,333,085)
                                                                -------------

     Total consolidated assets................................. $ 10,174,374
                                                                =============


                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

MPM Technologies, Inc. ("MPM") acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol, Inc. ("AirPol") to run this air pollution control business. AirPol designs, engineers, supplies and services air pollution control systems for Fortune 500 and other industrial and environmental companies. The technologies of AirPol utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution. AirPol brought over 30 years experience to MPM through its technologies and employees.

As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed Huntington Environmental Systems, Inc. ("HES") to operate this air pollution control business. HES designs, engineers, supplies and services high temperature and chemical air pollution control systems for Fortune 500 and other industrial and environmental companies. HES brought has over 25 years of experience and over 300 installations across the globe to MPM through its technologies and employees.

Both HES's and AirPol's engineering staffs are uniquely prepared to address the full scope of customers' process problems. Their policies of handling clients' individual concerns include in-depth analysis and evaluation, followed by complete engineering and design services leading to application-specific engineered solutions.

MPM holds a 58.21% interest in Nupower Partnership through its wholly-owned subsidiary, Nupower, Inc. Nupower Partnership is engaged in the development and commercialization of a waste-to-energy process which has been named "Skygas". Skygas is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals.

MPM controls 32 claims on approximately 1,000 acres in the historical Emery Mining District in Montana through its wholly-owned subsidiary, MPM Mining, Inc. In accordance with the Board of Directors' mandates, MPM's management is actively seeking out mining and other businesses to purchase its mining properties and equipment.

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 1999 include the operations of HES, AirPol, Skygas and MPM, and for the three months ended March 31, 1998, include HES, Skygas and MPM, but not AirPol since it was acquired July 1, 1998.

MPM's consolidated net income for the quarter ended March 31, 1999 was $41,576, or $0.02 per share compared to a loss of $314,942, or $0.16 per share for the quarter ended March 31, 1998. This was due to the performance of AirPol for the first quarter of 1999. Management expects that MPM's performance will improve during the upcoming quarters. This is supported by its backlog of work at March 31, 1999 of approximately $13,500,000, and steady sales activity in April 1999.


MPM continues to negotiate with interested entities with the goal of building Skygas units. Management is hopeful there will be some type of formal agreement in place during the second quarter of 1999, and that construction of a unit can begin before the end of the year. There can, however, be no assurances that MPM will be successful in its negotiations.


Three months ended 3/31/99 compared to three months ended  3/31/98

For the three months ended 3/31/99, MPM had net income of $41,576, or $0.02 per share compared to a net loss of $314,942, or $0.16 per share for the quarter ended 3/31/98. Revenues increased 130.4% to $4,076,912 for the three months ended 3/31/99 compared to $1,769,598 for the three months ended 3/31/98. This was due to the addition of AirPol's operations in the 1999 three months. Costs of sales increased 98.8% to $3,111,850 for the three months ended March 31, 1999 compared to $1,565,418 for the three months ended March 31, 1998. This was due to the increased revenues through the addition of AirPol's operations in 1999. Operating expenses were up 80.3% to $922,485 for the three months ended March 31, 1999 compared to $511,724 for the three months ended 3/31/98. This was also due to the inclusion of the AirPol results in 1999 and not in 1998. Working capital at 3/31/99 was $345,740 compared to $231,677 at 3/31/98.

Financial Condition and Liquidity

For the three months ended March 31, 1999, funds for operations continue to be provided by cash generated from the continuing operations of HES and AirPol. Current cash reserves and continuing operations are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future. MPM will consider alternative sources of capital such as private placements, stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Subsequent to March 31, 1999, MPM returned the preferred stock deposit of $1,051,400 using money contributed by a related party. MPM will issue a combination of restricted stock and debt to the related party, the amounts of which are currently being negotiated.

Impact of Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of MPM's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations.

Based on recent and continuing assessments, MPM management has determined that its basic computer systems are year 2000 compliant, and will properly utilize dates beyond December 31, 1999. MPM has also identified other areas where minor modifications will be required for some of its less critical software to make it year 2000 compliant, and has taken steps to make sure that these modifications are completed in a timely manner. Accordingly, management believes that the Year 2000 Issue will not have a material impact on its operations.

MPM is also making inquiries of its major suppliers to determine their systems' compliance with the Year 2000 Issue. Management has determined based on responses received to date that the majority of its suppliers are in compliance with the Issue. Accordingly, the effect of a third party's non-compliance is not expected to have a material impact on the financial condition of MPM.

During the three months ended March 31, 1999, MPM's expenditures on issues related to its compliance with the Year 2000 Issue were not significant. MPM expects to spend approximately $2,000 in the balance of 1999 to ensure that its systems are in compliance with the Year 2000 Issue.


                          PART II _ OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company knows of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the first quarter of 1999.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MPM Technologies, Inc.




      May 17, 1999                           /s/  Robert D. Little
-------------------------                    ----------------------------
          (date)                             Robert D. Little
                                             Corporate Secretary