Form 10QSB
period 1999-06-30
MPM TECHNOLOGIES INC
filed 1999-08-16
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange act of 1934

                      For the quarter ended June 30, 1999
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
      ------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its Charter)


     Washington                                   81-0436060
-------------------------------             ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

     222 W. Mission Ave.
     Suite 30
     Spokane, WA                                  99201
-------------------------------              -----------------
 (Address of principal                          (Zip Code)
   executive offices)

Issuer's telephone number, including area code:  509-326-3443

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---   ---

As of August 5, 1999, the registrant had outstanding 2,627,961 shares of common stock which is the registrant's only class of stock.




                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Financial Statements follow on the next page.

                      MPM TECHNOLOGIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                                                                       JUNE           DECEMBER
                                                                                   30, 1999           31, 1998
                                                                                (UNAUDITED)
Current assets:                                                               --------------       ------------
     Cash and cash equilavents                                                     $497,694         $2,634,570
     Accounts receivable, net of allowance for doubtful accounts
       of $90,000                                                                 4,200,988          1,630,630
     Inventories                                                                    339,411            496,964
     Costs and estimated earnings in excess of billings                           3,149,581          1,571,833
     Other current assets                                                           145,394             66,999
                                                                              --------------       ------------
                             Total current assets                                 8,333,068          6,400,996
                                                                              --------------       ------------
     Property, plant and equipment, net                                             307,379            320,026
     Mineral properties held for sale                                             1,086,346          1,086,346
     Goodwill, net of accumulated amortization of $76,053 and $38,027               684,479            722,505
     Note receivable                                                                275,000            275,000
     Purchased intangible, net of accumulated amortization of $168,750
       and $135,000                                                                 506,250            540,000
     Other assets, net                                                              119,176            123,420
                                                                              --------------       ------------
                                                                                $11,311,698         $9,468,293
                                                                              ==============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $3,912,027           $821,600
     Accrued expenses                                                              166,390            386,869
     Billings in excess of costs and estimated earnings                          2,211,121          3,819,204
     Accrued expenses - related party                                               63,116             63,116
     Notes payable                                                                   5,461              5,461
     Related party debt                                                            230,000            270,000
     Current portion of long-term debt                                              43,034             43,034
     Preferred stock deposit                                                           -              760,035
                                                                              --------------       ------------
                             Total current liabilities                           6,631,149          6,169,319
                                                                              --------------       ------------
     Long-term debt, less current portion                                          961,518            561,518
     Negative goodwill, net of accumulated amortization of $212,600
         and $165,356                                                              732,289            779,533
                                                                              --------------       ------------
                             Total liabilities                                   8,324,956          7,510,370
                                                                              --------------       ------------


Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       2,627,961 and 2,146,128 shares issued and outstanding                         2,628              2,146
     Additional paid-in capital                                                  9,814,127          8,844,883
     Accumulated deficit                                                        (6,830,013)        (6,889,106)
                                                                              --------------       ------------
                             Total stockholders' equity                          2,986,742          1,957,923
                                                                              --------------       ------------
                                                                               $11,311,698         $9,468,293
                                                                              ==============       ============

                MPM TECHNOLOGIES, INC.
                   AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED)
                                                                 Quarter Ended              Six Months Ended
                                                                    June 30,                    June 30,
                                                               1999          1998          1999          1998
                                                                        (Restated)                  (Restated)
                                                          -----------   ------------  ------------  ------------
Revenues                                                  $6,647,177     $2,431,531   $10,724,089    $4,201,129
Cost of sales                                              5,348,764      1,732,317     8,460,614     3,297,735
                                                          -----------   ------------  ------------  ------------
Gross margin                                               1,298,413        699,214     2,263,475       903,394
Selling, general and administrative expenses                 975,388        640,690     1,902,962     1,152,414
                                                          -----------   ------------  ------------  ------------
Income (loss) from operations                                323,025         58,524       360,513      (249,020)
                                                          -----------   ------------  ------------  ------------
Other income (expense):
       Interest expense                                     (318,151)       (25,274)     (350,834)      (47,100)
       Other income, net                                      12,643         11,791        49,414        29,365
                                                          -----------   ------------  ------------  ------------
Net other income (expense)                                  (305,508)       (13,483)     (301,420)      (17,735)
                                                          -----------   ------------  ------------  ------------
Income (loss) from continuing operations                      17,517         45,041        59,093      (266,755)
Discontinued operations:
       Loss from discontinued mining operations                    -        (11,312)            -       (14,458)
                                                          -----------   ------------  ------------  ------------
Net income (loss)                                            $17,517        $33,729       $59,093     ($281,213)
                                                          ===========   ============  ============  ============

Basic earnings per share:
       Income (loss) from continuing operations                $0.01          $0.02         $0.03        ($0.15)
       (Loss) from discontinued operations                       Nil         ($0.01)          Nil        ($0.01)
                                                          -----------   ------------  ------------  ------------
       Net income (loss)                                       $0.01          $0.01         $0.03        ($0.16)
                                                          ===========   ============  ============  ============

Diluted earnings per share:
       Income (loss) from continuing operations                $0.00          $0.02         $0.02        ($0.15)
       (Loss) from discontinued operations                       Nil         ($0.01)          Nil        ($0.01)
                                                          -----------   ------------  ------------  ------------
       Net income (loss)                                       $0.00          $0.01         $0.02        ($0.16)
                                                          ===========   ============  ============  ============

Weighted average shares of common stock
       outstanding - basic                                 2,537,668      1,837,569     2,342,883     1,835,160
                                                          ===========   ============  ============  ============

Weighted average shares of common stock
       outstanding - diluted                               3,516,282      1,837,569     3,321,497     1,835,160
                                                          ===========   ============  ============  ============


        MPM TECHNOLOGIES, INC.
            AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)
                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                  1999             1998
                                                                                                (Restated)
                                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                           $59,093        ($281,213)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                           66,062           15,077
          Interest imputed on related party debt                                   7,408           13,594
          Interest imputed on issue of stock                                     266,666                -
          Change in assets and liabilities:
              Accounts receivable                                             (2,570,358)        (230,794)
              Costs and estimated earnings in excess of billings              (1,577,748)          59,979
              Inventories                                                        157,553          194,604
              Other assets                                                       (74,151)             501
              Accounts payable and accrued expenses                            2,109,913         (109,352)
              Billings in excess of costs and estimated earnings              (1,608,083)        (408,192)
                                                                             ------------     ------------
Net cash used in operating activities                                         (3,163,645)        (745,796)
                                                                             ------------     ------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                (28,883)          (9,649)
                                                                             ------------     ------------
Net cash used in investing activities                                            (28,883)          (9,649)
                                                                             ------------     ------------
Cash flows from financing activities:
     Repayment of related party debt                                             (40,000)               -
     Repayment of notes payable                                                        -          (60,605)
     Repurchase and retirement of common stock                                    (4,348)         (43,783)
     Proceeds from stock issue                                                   700,000                -
     Proceeds from related party debt                                            400,000                -
                                                                             ------------     ------------
Net cash provided by (used in) financing activities                            1,055,652         (104,388)
                                                                             ------------     ------------
Net decrease increase in cash and cash equivalents                            (2,136,876)        (859,833)
Cash and cash equivalents, beginning of period                                 2,634,570        2,010,596
                                                                             ------------     ------------
Cash and cash equivalents, end of period                                        $497,694       $1,150,763
                                                                             ============     ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                       $28,304         $     -
                  Income taxes                                                   $     -         $     -


Supplemental disclosure of non cash financing activities:

During the six months ended June 30, 1998, the Company issued 5,556 shares of its common stock under the terms of an agreement with a unrelated entity.


                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


1.  Unaudited Financial Statements

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1998. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1998. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 1999 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1999.

2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                  For the Six Months Ended June 30, 1999
                                                    Weighted-
                                           Net        Average    Per-Share
                                        Income         Shares       Amount
                                     ----------   ------------  --------------
Basic EPS
Income available to common
  stockholders                        $ 59,093      2,342,883          $ 0.03

Effect of Dilutive Securities
Common stock options                         -        978,614          ( 0.01)
                                     ----------   ------------  --------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                         $ 59,093      3,321,497          $ 0.02
                                     ==========   ============  ==============



                         For the Three Months Ended June 30, 1999


                                                    Weighted
                                        Net          Average      Per-Share
                                     Income           Shares         Amount
                                  ----------      -----------    --------------
Basic EPS
Income available to common
  stockholders                     $ 17,517        2,537,668            $ 0.01

Effect of Dilutive Securities
Common stock options                      -          978,614              -
                                  ----------      -----------    --------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                      $ 17,517        3,516,282            $ 0.01
                                  ==========      ===========    ==============



At June 30, 1998, outstanding options to purchase 101,000 shares of the Company's common stock were not included in the computation of diluted EPS as
their effect would have been antidilutive.   Accordingly, basic and diluted EPS
are the same for the three and six months ended June 30, 1998.

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

The segments' profit and loss components and schedule of assets as of June 30, 1999 are as follows:
                                Air           Air
                          Pollution     Pollution
                            Control       Control         All
                             (Heat)   (Scrubbers)      Others         Total
                       -------------  ------------  ----------  ------------

Revenue external       $  4,436,328   $ 6,287,761     $     -   $10,724,089
Revenue internal                  -             -      66,000        66,000
Segment profit (loss)       133,199       388,733    (462,839)       59,093
Segment assets            4,439,946     5,328,314   4,930,525    14,698,785

Reconciliation of segment revenues, net income, total assets and other significant items for the six months ended June 30, 1999 are as follows:

      Revenues
                                                                     Amount
                                                              --------------

      Total revenues for reportable segments                   $ 10,724,089
      Other revenues                                                 66,000
      Elimination of intersegment revenues                          (66,000)
                                                              --------------

      Total consolidated revenues                              $ 10,724,089
                                                              ==============

      Profit or loss
      Total profit or loss for reportable segments             $    521,932
      Other profit or loss                                         (451,310)
      Discontinued operations                                      ( 11,529)
                                                              --------------

      Total consolidated profit or loss                        $     59,093
                                                              ==============

      Assets
      Total assets for reportable segments                     $  9,768,260
      Other assets                                                3,844,179
      Assets of discontinued operation                            1,086,346
      Elimination of intersegment assets                         (3,387,087)
                                                              --------------

      Total consolidated assets                                $ 11,311,698
                                                              ==============


4.   Financing

In December 1998, MPM filed a registration statement with the Securities and Exchange Commission, and received funds pending the completion of the registration statement. Pursuant to an agreement in April, an MPM director invested $1,100,000 in cash which was used to repay the funds received and many of the related expenses. MPM then formally withdrew its registration statement. Under the terms of the agreement, MPM issued 150,000 shares of its common stock at the market price in exchange for $300,000, and issued convertible debentures aggregating $400,000 which could be converted to MPM common stock at a discount. The debentures were converted concurrently with the stock issue resulting in issuing an additional 333,333 shares of common stock. The amount of the discount is treated as a current period expense with the offset being credited to additional paid-in capital. The effect on MPM's results for the three and six months ended June 30, 1999 was to decrease net income by approximately $267,000. The $400,000 balance of the $1,100,000 was a note payable with interest only payments at 8% per annum through March 2004 with the balance due April 2004.


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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also ongoing. No other operations were conducted. Accordingly, the financial statements for the six months ended June 30, 1999 include the operations of HES, AirPol, Skygas and MPM, and for the six months ended June 30, 1998, include HES, Skygas and MPM, but not AirPol since it was acquired July 1, 1998.

MPM's consolidated net income for the six months ended June 30, 1999 was $59,093, or $0.03 per share compared to a loss of $281,213, or $0.16 per share for the six months ended June 30, 1998. This was due to the performance of AirPol for the first six months of 1999, and improved results for HES for the same period. MPM's results for the six months included one-time charges related to its aborted preferred stock offering and registration filing, and subsequent funding by a director of the Company of approximately $360,000. Without these charges, MPM's basic earnings per share would have been approximately $0.18. Management expects that MPM's performance will improve during the upcoming quarters. This is supported by its backlog of work at June 30, 1999 of approximately $13,200,000, and steady sales activity in July and early August.


MPM announced that is has agreed in principal with a consortium in Europe to furnish four to five Skygas units initially, with an additional 11 to 12 units to follow by 2003. The first of these units will begin construction late in the third quarter of 1999 with an anticipated completion date in mid 2000. Total funding to be provided by the consortium for these units is approximately $125,000,000. It is anticipated that revenues from these units will begin to enhance MPM's financial results by the end of the calendar year.

Six and three months ended 6/30/99 compared to six and three months ended
6/30/98

For the six months ended 6/30/99, MPM had net income of $59,093, or $0.03 per share compared to a net loss of $281,213, or $0.16 per share for the six months ended 6/30/98. Revenues increased 155.3% to $10,724,089 for the six months ended 6/30/99 compared to $4,201,129 for the six months ended 6/30/98. This was due to the addition of AirPol's operations in the 1999 six months. Costs of sales increased 156.6% to $8,460,614 for the six months ended June 30, 1999 compared to $3,297,735 for the six months ended June 30, 1998. This was due to the increased revenues through the addition of AirPol's operations in 1999. Operating expenses were up 64.1% to $1,891,433 for the six months ended June 30, 1999 compared to $1,152,414 for the six months ended 6/30/98. This was also due to the inclusion of the AirPol results in 1999 and not in 1998. Working capital at 6/30/99 was $1,701,919 compared to $1,137,144 at 6/30/98.

For the three months ended 6/30/99, MPM had net income of $17,517, or $0.01 per share compared to a net income of $33,729, or $0.01 per share for the three months ended 6/30/98. Revenues increased 173.4% to $6,647,177 for the three months ended 6/30/99 compared to $2,431,531 for the three months ended 6/30/98.
 This was due to the addition of AirPol's operations in the 1999 three months. Costs of sales increased 208.8% to $5,348,764 for the three months ended June
30, 1999 compared to $1,732,317 for the three months ended June 30, 1998. This was due to the increased costs through the addition of AirPol's operations in 1999. Operating expenses were up 52.2% to $975,388 for the three months ended June 30, 1999 compared to $640,690 for the three months ended 6/30/98. This was also due to the inclusion of the AirPol results in 1999 and not in 1998.

Financial Condition and Liquidity

For the six months ended June 30, 1999, funds for operations were provided by cash reserves previously generated from the continuing operations of HES and AirPol. In December 1998, MPM filed a registration statement with the Securities and Exchange Commission, and received funds pending the completion of the registration statement. Pursuant to an agreement in April, a director invested $1,100,000 in cash which was used to repay the funds received in anticipation of the registration and many of the related expenses. MPM then formally withdrew its registration statement. Under the terms of the agreement with the director, MPM issued 150,000 shares of its common stock at the market price for $300,000, and convertible debentures for the issue of additional shares of common stock at a discount for $400,000. The debentures were converted concurrently with the issue of the original shares, and resulted in an additional 333,333 shares of common stock being issued. The amount of the discount is treated as a current period expense with the offset being credited to additional paid in capital. The effect on MPM's results for the six months ended June 30, 1999 was to decrease net income by approximately $267,000. The balance of $400,000 was in the form of an 8% note payable to the director with interest only payments due monthly through March 2004, and the principal balance due in April 2004.

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

During the six months ended June 30, 1999, MPM's expenditures on issues related to its compliance with the Year 2000 Issue were not significant. MPM expects to spend approximately $2,000 in the balance of 1999 to ensure that its systems are in compliance with the Year 2000 Issue.


                          PART II - OTHER INFORMATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of the shareholders was held on June 28, 1999. The following are the results of the meeting.

Election of Directors:

Name                         For                    Withheld

Myron Katz                 1,574,250                 14,998
Charles A. Romberg         1,582,065                  7,183
Daniel D. Smozanek         1,579,842                  9,406

To approve the amendment to the 1989 Stock Option Plan:

  For          Against        Abstain

1,057,494      42,802         10,550

To ratify the appointment of BDO Seidman, LLP to serve as independent auditors for the year ending December 31, 1999:

For            Against        Abstain

1,572,630      12,680         3,938

The total voted shares of 1,589,248 represented 74.05% of the common stock outstanding. At record date May 24, 1999, common stock outstanding was 2,146,128 shares.



ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On April 5, 1999 MPM filed a Form 8-K announcing that its transfer agent had been acquired.

On April 12, 1999, the Company announced that it had contacted the Securities and Exchange Commission and requested that the Registration Statement on Form S-3 filed with the Commission on December 21, 1998 be withdrawn.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MPM Technologies, Inc.




   August 13, 1999                              /s/  Robert D. Little
------------------------                       ---------------------------
          (date)                                  Robert D. Little
                                                  Corporate Secretary