Form 10QSB
period 1999-09-30
MPM TECHNOLOGIES INC
filed 1999-11-22
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange act of 1934

                   For the quarter ended September 30, 1999
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuer as specified in its Charter)


     Washington                              81-0436060
--------------------------------     -----------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification Number)

     222 W. Mission Ave.
     Suite 30
     Spokane, WA                             99201
--------------------------------     -----------------------------
     (Address of principal                 (Zip Code)
      executive offices)

Issuer's telephone number, including area code:  509-326-3443

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of November 8, 1999, the registrant had outstanding 2,627,961 shares of common stock which is the registrant's only class of stock.


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Financial Statements follow on the next page.


MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


  ASSETS
                                                                                  SEPTEMBER         DECEMBER
                                                                                30, 1999            31, 1998
                                                                                 (UNAUDITED)
                                                                               ---------------   --------------
Current assets:
     Cash and cash equilavents                                                       $677,660       $2,634,570
     Accounts receivable, net of allowance for doubtful accounts
            of $90,000                                                              2,182,748        1,630,630
     Inventories                                                                      351,693          496,964
     Costs and estimated earnings in excess of billings                             4,108,412        1,571,833
     Other current assets                                                             184,165           66,999
                                                                               ---------------   --------------
                             Total current assets                                   7,504,678        6,400,996
                                                                               ---------------   --------------
     Property, plant and equipment, net                                               301,327          320,026
     Mineral properties held for sale                                               1,086,346        1,086,346
     Goodwill, net of accumulated amortization of $95,066 and $38,027                 665,466          722,505
     Note receivable                                                                  275,000          275,000
     Purchased intangible, net of accumulated amortization of $185,625
       and $135,000                                                                   489,375          540,000
     Other assets, net                                                                144,250          123,420
                                                                               ---------------   --------------
                                                                                  $10,466,442       $9,468,293
                                                                               ---------------   --------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $4,162,875         $821,600
     Accrued expenses                                                                 198,648          386,869
     Billings in excess of costs and estimated earnings                             1,090,514        3,819,204
     Accrued expenses - related party                                                  63,116           63,116
     Notes payable                                                                        -              5,461
     Related party debt                                                               220,461          270,000
     Current portion of long-term debt                                                 43,034           43,034
     Preferred stock deposit                                                              -            760,035
                                                                               ---------------   --------------
                             Total current liabilities                              5,778,648        6,169,319
                                                                               ---------------   --------------
     Long-term debt, less current portion                                             961,518          561,518
     Negative goodwill, net of accumulated amortization of $236,222
         and $165,356                                                                 708,667          779,533
                                                                               ---------------   --------------
                             Total liabilities                                      7,448,833        7,510,370
                                                                               ---------------   --------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       2,627,961 and 2,146,128 shares issued and outstanding                            2,628            2,146
     Additional paid-in capital                                                     9,817,263        8,844,883
     Accumulated deficit                                                           (6,802,282)      (6,889,106)
                                                                               ---------------   --------------
                             Total stockholders' equity                             3,017,609        1,957,923
                                                                               ---------------   --------------
                                                                                  $10,466,442       $9,468,293
                                                                               ---------------   --------------


MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                              Quarter Ended               Nine Months Ended
                                                               September 30,                September 30,
                                                              1999         1998            1999          1998
                                                                      (Restated)                   (Restated)
                                                      -------------  -------------  -------------  ------------
Revenues                                                $6,567,154     $3,691,118    $17,291,243    $7,079,491
Cost of sales                                            5,470,765      2,732,231     13,931,379     5,382,934
                                                      -------------  -------------  -------------  ------------
Gross margin                                             1,096,389        958,887      3,359,864     1,696,557
Selling, general and administrative expenses             1,049,579        898,227      2,948,251     1,871,321
                                                      -------------  -------------  -------------  ------------
Income (loss) from operations                               46,810         60,660        411,613      (174,764)
                                                      -------------  -------------  -------------  ------------
Other income (expense):
       Interest expense                                    (27,912)       (29,200)      (377,709)      (89,893)
       Other income, net                                     8,834          4,390         52,921        33,755
                                                      -------------  -------------  -------------  ------------
Net other income (expense)                                 (19,078)       (24,810)      (324,788)      (56,138)
                                                      -------------  -------------  -------------  ------------
Income (loss) from continuing operations                    27,732         35,850         86,825      (230,902)
Discontinued operations:
       Loss from discontinued mining operations                  -         (7,665)             -       (22,123)
                                                      -------------  -------------  -------------  ------------
Net income (loss)                                          $27,732        $28,185        $86,825     ($253,025)
                                                      -------------  -------------  -------------  ------------

Basic earnings per share:
       Income (loss) from continuing operations              $0.01          $0.02          $0.04        ($0.12)
       (Loss) from discontinued operations                       -              -              -        ($0.01)
                                                      -------------  -------------  -------------  ------------
       Net income (loss)                                     $0.01          $0.02          $0.04        ($0.13)
                                                      -------------  -------------  -------------  ------------

Diluted earnings per share:
       Income (loss) from continuing operations              $0.01          $0.02          $0.03        ($0.12)
       (Loss) from discontinued operations                       -              -              -        ($0.01)
                                                      -------------  -------------  -------------  ------------
       Net income (loss)                                     $0.01          $0.02          $0.03        ($0.13)
                                                      -------------  -------------  -------------  ------------

Weighted average shares of common stock
       outstanding - basic                               2,627,961      1,964,185      2,438,953     1,878,641
                                                      -------------  -------------  -------------  ------------

Weighted average shares of common stock
       outstanding - diluted                             3,606,575      2,065,185      3,417,567     1,979,641
                                                      -------------  -------------  -------------  ------------



MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                    Nine Months Ended
                                                                     September 30,
                                                                            1999            1998
                                                                                       (Restated)
                                                                      -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                     $86,825        ($253,025)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                     95,705           25,339
          Interest imputed on related party debt                            14,071           20,390
          Interest imputed on issue of stock                               266,666                -
          Change in assets and liabilities:
              Accounts receivable                                         (552,118)      (1,678,011)
              Costs and estimated earnings in excess of billings        (2,536,579)        (474,869)
              Inventories                                                  145,271          112,199
              Other assets                                                (137,996)        (103,933)
              Accounts payable and accrued expenses                      2,393,019          828,519
              Billings in excess of costs and estimated earnings        (2,728,690)         424,311
                                                                      -------------    -------------
Net cash used in operating activities                                   (2,953,826)      (1,099,080)
                                                                      -------------    -------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                          (40,209)        (201,122)
     Cash paid for business acquisition                                          -         (234,610)
                                                                      -------------    -------------
Net cash used in investing activities                                      (40,209)        (435,732)
                                                                      -------------    -------------
Cash flows from financing activities:
     Repayment of related party debt                                       (49,539)               -
     Repayment of notes payable                                             (5,461)        (220,608)
     Repurchase and retirement of common stock                              (7,875)         (24,608)
     Proceeds from preferred stock deposit                                       -          375,000
     Proceeds from stock issue                                             700,000                -
     Proceeds from related party debt                                      400,000           10,000
                                                                      -------------    -------------
Net cash provided by financing activities                                1,037,125          139,784
                                                                      -------------    -------------
Net decrease increase in cash and cash equivalents                      (1,956,910)      (1,395,028)
Cash and cash equivalents, beginning of period                           2,634,570        2,010,596
                                                                      -------------    -------------
Cash and cash equivalents, end of period                                  $677,660         $615,568
                                                                      -------------    -------------

Supplemental disclosure of cash flow information:

Cash paid during the period for:
        Interest                                                            $4,036        $  74,697
        Income taxes                                                        $    -        $       -

Non-cash investing and financing activities:
        Issue of shares of common stock for acquisition
             of subsidiary                                                  $    -        $ 300,000
        Issue of shares under an agreement with an unrelated entity         $    -        $  50,000
        Related party debt converted to and property exchanged
             for shares of common stock                                     $    -        $ 377,665

Business acquisition:
        Fair value of assets acquired                                       $    -        $ 337,577
        Purchase price in excess of net assets acquired                          -          760,532
        Liabilities assumed                                                      -         (563,499)
        Common stock issued                                                      -         (300,000)
                                                                      -------------    -------------

       Cash paid for acquisition                                            $    -        $ 234,610
                                                                      -------------    -------------




                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


1.  Unaudited Financial Statements

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1998. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1998. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 1999 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1999.

2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                  For the Nine Months Ended September 30, 1999

                                                   Weighted-
                                       Net          Average     Per-Share
                                    Income           Shares        Amount
                                 ----------      -----------     ------------
Basic EPS
Income available to common
  stockholders                    $ 86,825        2,438,953           $ 0.04

Effect of Dilutive Securities
Common stock options                     -          978,614            (0.01)
                                 ----------      -----------     ------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                     $ 86,825        3,417,567           $ 0.03
                                 ----------      -----------     ------------


                                 For the Three Months Ended September 30, 1999

                                                   Weighted-
                                       Net          Average     Per-Share
                                    Income           Shares        Amount
                                -----------     -------------   -------------
Basic EPS
Income available to common
  stockholders                    $ 27,732        2,627,961           $ 0.01

Effect of Dilutive Securities
Common stock options                     -          978,614             -
                                -----------     -------------   -------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                    $  27,732        3,606,575           $ 0.01
                                -----------     -------------   -------------



At September 30, 1998, outstanding options to purchase 101,000 shares of the Company's common stock were not included in the computation of diluted EPS as
their effect would have been antidilutive.   Accordingly, basic and diluted EPS
are the same for the three and nine months ended September 30, 1998.

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

The segments' profit and loss components and schedule of assets as of September 30, 1999 are as follows:
                                Air            Air
                          Pollution      Pollution
                            Control        Control          All
                             (Heat)    (Scrubbers)       Others     Total

Revenue external       $  7,157,272    $10,133,971   $        -  $17,291,243
Revenue internal                  -              -       88,000       88,000
Segment profit (loss)       277,231        480,987     (671,393)      86,825
Segment assets            4,085,415      4,998,893    4,829,241   13,913,549


Reconciliation of segment revenues, net income, and other significant items for the three and nine months ended September 30, 1999 and 1998 are as follows:


                                                 Nine months    Three months
                                                       ended            ended
Revenues                                       September 30,    September 30,
                                                        1999             1999
                                               --------------- ---------------
Total revenues for reportable segments          $ 17,291,243    $   6,567,154
Other revenues                                        88,000           22,000
Elimination of intersegment revenues                 (88,000)         (22,000)
                                               --------------- ---------------


Total consolidated revenues                    $  17,291,243   $    6,567,154
                                               --------------- ---------------

Profit or loss
Total profit (loss) for reportable segments    $     758,218   $      236,286
Other profit or loss                                (671,393)        (208,554)
                                               --------------- ---------------

Total consolidated profit or loss              $      86,825   $       27,732
                                               --------------- ---------------

                                                 Nine months     Three months
                                                       ended            ended
Revenues                                       September 30,    September 30,
                                                        1998             1998
                                               --------------- ---------------

Total revenues for reportable segments          $  7,079,491    $   3,691,118
Other revenues                                        81,000           33,000
Elimination of intersegment revenues                 (81,000)         (33,000)
                                               --------------- ---------------


Total consolidated revenues                     $  7,079,491    $   3,691,118
                                               --------------- ---------------

Profit or loss
Total profit (loss) for reportable segments     $    (45,341)   $      54,047
Other profit or loss                                (207,684)        ( 25,862)
                                               --------------- ---------------

Total consolidated profit or loss               $    253,025)   $      28,185
                                               --------------- ---------------


Reconciliation of segment total assets and other significant items at September 30, 1999 are as follows:

      Assets

      Total assets for reportable segments              $  9,084,308
      Other assets                                         4,829,241
      Assets of discontinued operation                            -
      Elimination of intersegment assets                  (3,447,107)
                                                       ---------------
      Total consolidated assets                         $ 10,466,442
                                                       ---------------

4.   Financing

In December 1998, MPM filed a registration statement with the Securities and Exchange Commission, and received funds pending the completion of the registration statement. Pursuant to an agreement in April 1999, an MPM director invested $1,100,000 in cash which was used to repay the funds received and many of the related expenses. MPM then formally withdrew its registration statement. Under the terms of the agreement, MPM issued 150,000 shares of its common stock at the market price in exchange for $300,000, and issued convertible debentures aggregating $400,000 which could be converted to MPM common stock at a discount. The debentures were converted concurrently with the stock issue resulting in issuing an additional 333,333 shares of common stock. The amount of the discount is treated as a current period expense with the offset being credited to additional paid-in capital. The effect on MPM's results for the three and nine months ended September 30, 1999 was to decrease net income by approximately $267,000. The $400,000 balance of the $1,100,000 was a note payable with interest only payments at 8% per annum through March 2004 with the balance due April 2004.



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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also ongoing. No other operations were conducted. Accordingly, the financial statements for the nine months ended September 30, 1999 include the operations of HES, AirPol, Skygas and MPM, and for the nine months ended September 30, 1998, include HES, Skygas and MPM, and AirPol for three months since it was acquired July 1, 1998.

MPM's consolidated net income for the nine months ended September 30, 1999 was $86,825, or $0.04 per share compared to a loss of $253,025, or $0.13 per share for the nine months ended September 30, 1998. This was due to the performance of AirPol for the first nine months of 1999, and improved results for HES for the same period. MPM's results for the nine months ended September 30, 1999 included one-time charges related to its aborted preferred stock offering and registration filing, and subsequent funding by a director of the Company.
These charges aggregated to approximately $360,000. Without these charges, MPM's basic earnings per share for the nine months ended September 30, 1999 would have been approximately $0.19. Management expects that MPM's performance will continue to improve during upcoming quarters. This is based on its backlog of work at September 30, 1999 of approximately $7,540,000, more concentrated sales efforts in the fourth and subsequent quarters from additional salesmen along with specific cost cuts where warranted.

MPM had previously announced that it had agreed in principal with a consortium in Europe to furnish four to five Skygas units initially, with an additional 11 to 12 units to follow by 2003. The first of these units was to begin construction late in the third quarter of 1999 with an anticipated completion date in mid 2000. Negotiations are actively continuing, but an agreement has not been finalized to date. This will delay construction of the first unit until late in the fourth quarter or early in the first quarter 2000.
Management expects revenues from these units will begin to enhance MPM's financial results in the first quarter 2000. Total funding to be provided by the consortium for these units is approximately $125,000,000.

Nine and three months ended 9/30/99 compared to nine and three months ended 9/30/98

For the nine months ended 9/30/99, MPM had net income of $86,825, or $0.04 per share compared to a net loss of $253,025, or $0.13 per share for the nine months ended 9/30/98. Revenues increased 144.2% to $17,291,491 for the nine months ended 9/30/99 compared to $7,079,491 for the nine months ended 9/30/98.
 This was primarily due to the addition of nine months of AirPol's operations in 1999 compared to only three months of AirPol's operations in 1998, and improvements in revenues at HES. Costs of sales increased 158.8% to $13,931,379 for the nine months ended September 30, 1999 compared to $5,382,934 for the nine months ended September 30, 1998. This was due to the aforementioned inclusion of AirPol's operations for nine months in 1999 compared to three months in 1998. Operating expenses were up 57.5% to $2,948,251 for the nine months ended September 30, 1999 compared to $1,871,321 for the nine months ended 9/30/98. This was also due to the inclusion of the AirPol results for nine months in 1999 and three months in 1998. Working capital at 9/30/99 was $1,726,030 compared to $171,597 at 9/30/98.

For the three months ended 9/30/99, MPM had net income of $27,732, or $0.01 per share compared to a net income of $28,185, or $0.02 per share for the three months ended 930/98. Revenues increased 77.9% to $6,567,154 for the three months ended 9/30/99 compared to $3,691,118 for the three months ended 9/30/98.
 This was due improved revenues at both HES and AirPol for the quarter ended September 30, 1999 compared to 1998. Costs of sales increased 100.2% to $5,470,765 for the three months ended September 30, 1999 compared to $2,732,231 for the three months ended September 30, 1998. This was due to the increased revenues at both HES and AirPol along with somewhat smaller profit margins due
to the competitive market conditions.   Operating expenses were up 16.9% to
$1,049,579 for the three months ended September 30, 1999 compared to $898,227 for the three months ended 9/30/98. This was primarily due to costs related to moving the corporate headquarters of AirPol during the 1999 quarter.

Financial Condition and Liquidity

For the nine months ended September 30, 1999, funds for operations were provided by cash reserves previously generated from the continuing operations of HES and AirPol. In December 1998, MPM filed a registration statement with the Securities and Exchange Commission, and received funds pending the completion of the registration statement. Pursuant to an agreement in April, a director invested $1,100,000 in cash which was used to repay the funds received in anticipation of the registration and many of the related expenses. MPM then formally withdrew its registration statement. Under the terms of the agreement with the director, MPM issued 150,000 shares of its common stock at the market price for $300,000, and convertible debentures for the issue of additional shares of common stock at a discount for $400,000. The debentures were converted concurrently with the issue of the original shares, and resulted in an additional 333,333 shares of common stock being issued. The amount of the discount is treated as a current period expense with the offset being credited to additional paid in capital. The effect on MPM's results for the nine months ended September 30, 1999 was to decrease net income by approximately $267,000.
 The balance of $400,000 was in the form of an 8% note payable to the director with interest only payments due monthly through March 2004, and the principal balance due in April 2004.

Current cash reserves and continuing operations are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future. MPM is considering alternative sources of capital such as private placements, stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through acquisitions.

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

Based on recent and continuing assessments, MPM management has determined that its basic computer systems are year 2000 compliant, and will properly utilize dates beyond December 31, 1999. MPM also identified other areas where minor modifications were required for some of its less critical software to make it year 2000 compliant, and has completed the steps to make these areas year 2000 compliant. Accordingly, management believes that the Year 2000 Issue will not have a material impact on its operations.

MPM has also made inquiries of its major suppliers to determine their systems' compliance with the Year 2000 Issue. Management has determined based on responses received to date that the majority of its suppliers are in compliance with the Issue. Accordingly, the effect of a third party's non-compliance is not expected to have a material impact on the financial condition of MPM.

During the nine months ended September 30, 1999, MPM's expenditures on issues related to its compliance with the Year 2000 Issue were approximately $4,000. MPM expects to spend approximately $1,000 in the balance of 1999 to ensure that its systems are in compliance with the Year 2000 Issue.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the third quarter of 1999.






                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MPM Technologies, Inc.




     November 12, 1999                  /s/  Robert D. Little
 ---------------------------            ------------------------------
          (date)                        Robert D. Little
                                        Corporate Secretary