Form 10KSB
period 1999-12-31
MPM TECHNOLOGIES INC
filed 2000-03-31
CIK 799268

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-KSB

   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
            -------------------------------------------------------
            (Exact Name of Registrant as specified in its Charter)

     WASHINGTON                                        81-0436060
------------------------------------           -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)

     222 W. MISSION AVENUE, SUITE 30, SPOKANE, WASHINGTON  99201
    -----------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:  509-326-3443

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:   None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                       COMMON STOCK, PAR VALUE OF $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $19,414,593

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $6.125 at which the common equity was sold as of March 22, 2000 was $11,649,000.

The number of shares outstanding of the registrant's common stock as of March 22, 2000 was 2,641,961.

Transitional Small Business Disclosure Format
          Yes __   No X





1

PART  I

Item 1.  Business

MPM Technologies, Inc. ("MPM" or "the Company") has four wholly-owned subsidiaries: Huntington Environmental Systems, Inc. ("HES"), AirPol, Inc. ("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining ("Mining"). MPM was incorporated in 1983. For the year ended December 31, 1999, HES and AirPol were the only revenue generating entities.

HES and AirPol operate in the air pollution control industry. They sell air pollution control systems to Fortune 500 and other large industrial companies.
 MPM continues its efforts in the development of a waste-to-energy process known as "Skygas". These efforts are largely through MPM's participation in Nupower Partnership in which MPM has a 58.21% interest through its ownership of Nupower. Mining operations have been discontinued at the direction of MPM's board of directors and will be sold.

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


AIRPOL, INC.

Effective July 1, 1998, the Company acquired certain of the assets and assumed certain of the liabilities of part of a division of FLS miljo, Inc. The agreement called for the Company to pay $300,000 stock and $234,610 in cash. The transaction was accounted for as a purchase.

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

2




NUPOWER, INC.

The Company holds a 58.21% interest in Nupower Partnership through its ownership of Nupower. No other operations were conducted through Nupower. Nupower Partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. Nupower Partnership owns 70% of the Skygas Venture. MPM separately owns 15% of the Skygas venture and USF Smogless, Milan, Italy (a subsidiary of United States Filter Corp.) owns the remaining 15% of the venture.

MPM MINING, INC.

Mining controls 32 claims on approximately 1,000 acres in the historical Emery Mining District in Montana. It also owns a 200 ton per day floatation mill on site. Extensive exploration has been conducted in the area by companies such as Exxon Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to the efforts of Mining. In accordance with the Board of Director's mandates in 1998, MPM's management is actively seeking out mining companies and other businesses to purchase its mining properties and equipment, and in January 2000 received a letter of intent from a prospective buyer. Subject to the buyer's due diligence work and completion of negotiations, it is anticipated that the properties will be sold in the second quarter of 2000.


FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

MPM's reportable segments are business units that offer different products.
The reportable segments are each managed separately because they design and engineer distinct products with different applications in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes.
For the years ended December 31, 1999 and 1998, the Company operated in two segments. Data for segment reporting is shown in the notes to the consolidated financial statements in Item 7.

BACKLOG

MPM had a backlog of orders and work in progress aggregating approximately $5,000,000 at December 31, 1999. This is comprised of approximately $2,400,000 at AirPol and approximately $2,600,000 at HES. It is anticipated that operations will consume these backorders in the first two quarters of 2000. Subsequent to year-end, AirPol was notified that it would be awarded a contract for approximately $5,800,000 which will begin in the second quarter of 2000.
It is anticipated that this contract will be partially completed in 2000, and fully completed in 2001. There is currently no other backlog of orders for any of MPM's other businesses. Backlog at December 31, 1998 was $16,400,000.




3




WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place in the second quarter of 2000. It is anticipated that construction of the initial units will begin before the end of the second quarter.


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

EMPLOYEES

At December 31, 2000, MPM employed twenty-two full-time employees at HES, and seventeen full-time employees at AirPol. MPM believe that its relations with its employees are good.

Item 2.  Properties

HES presently owns no property related to its air pollution control business. It leases its office space under a lease expiring in September of 2003, with an 4 option for an additional five years. AirPol leases its office space under a sublease that expires in August of 2000. MPM has no property related to its waste-to-energy operations. MPM believes that its existing facilities are adequate for the current level of operations.

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


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 1999.



PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

a)  Market Information

MPM's common stock trades on The Nasdaq SmallCap Market under the symbol MPML.
 The following table shows quarterly high and low bid prices for 1999 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions. All prices reflect 1 for 9 reverse stock split effective June 18,1998.

                                   High Bid       Low Bid
1999
First Quarter                      $   4.25       $  2.25
Second Quarter                          3.50         2.00
Third Quarter                           9.63         5.13
Fourth Quarter                          7.25         3.00


5

1998
First Quarter                      $ 10.69        $  4.78
Second Quarter                        7.87           3.43
Third Quarter                         4.25            .88
Fourth Quarter                        4.37           1.37


b) Holders

As of March 14, 2000, there were approximately 2,400 holders of record of the Registrant's common stock.

c)  Dividends

MPM has not paid dividends in the past. It is not anticipated that MPM will distribute dividends for the foreseeable future. Earnings of MPM are expected to be retained to enhance its capital and expand its operations.

d)  Recent Sales of Unregistered Securities

During 1999, MPM entered into the following transactions involving securities not registered under the Securities Act:

1. Under the terms of an agreement with Michael J. Luciano, Chairman and CEO in April 1999, MPM issued 150,000 shares of its common stock at the then current market price of $2.00 in exchange for $300,000. MPM also issued convertible debentures aggregating $400,000 which were convertible to common stock at a discount. These debentures were converted concurrently with the stock issue with an issue of an additional 333,333 shares of common stock.

2. Options to purchase 731,000 shares of common stock at a share price of $2.00 were issued to employees, officers and directors.

3. Options to purchase 126,667 shares of common stock at a share price of $3.00 were issued to employees, officers and directors.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to reading this section, you should read the consolidated financial statements that begin on page F-1. That section contains all detailed financial information including our results of operations.

a)  Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed HES to operate this air pollution control business. The results of operations for the year ended December 31, 1999 include the operations of HES and AirPol for the entire year.

The results of operations for the year ended December 31, 1998 include the operations of AirPol for the six months from July 1 through December 31 and the operations of HES for the entire year.

The acquisition of HES changed MPM from a development stage company to an operating company. Prior to that acquisition, there had been no revenues reported since 1994. A full year of operations from HES and the acquisition of

AirPol in 1998 increased revenues to $10,056,054 for the year ended December 31, 1998. A full year of operations of both entities increased revenues to $19,414,593 for the year ended December 31, 1999.

For 1998 and 1999, MPM included all assets related to its mining and related properties as being held for sale pursuant to the directive of the Board of Directors that the properties should be sold. Losses from mining and related activities have been included as discontinued operations in the consolidated statements of operations in the financial statements. For more information regarding these matters, see the financial statements included as Item 7 in this filing.

During 1999, HES management increased its efforts in sales and marketing with the addition of two highly experienced sales people. In November 1998, HES had added another sales person. Other steps to improve market awareness have included preparation of new product literature, presentations of technical papers and continued participation and attendance at strategic industry trade shows.

Management of HES believes that the recent reorganization of its sales and marketing efforts puts HES in a position to significantly increase its revenues, with a corresponding improvement on the bottom line. Requests for quotations are at strong levels both for firm quotations and for budget quotations. Firm quotations are requests to quote on projects that the customer is currently planning to implement, and budget quotations are for customers who are in the process of doing their capital budgeting, and may be planning to include an HES unit, upgrade or service. Quotations for repeat customers are higher than in the previous year for both new and replacement equipment. Quotations for new projects abroad include installations in Taiwan, Korea, Canada, India, Australia, Mexico and the United Kingdom. Sales of the relatively new two chamber units have been strong. HES is currently developing a new rotary regenerative thermal oxidizer ("RTO"). It is anticipated that the first commercial sales of these units will be in the fourth quarter of 2000.

HES management is anticipating improvements in all areas during 2000. The goal is to produce at least $1,000,000 in orders booked each month. Sales for 2000 are projected to be in excess of $12,000,000 which would be a 34% increase over 1999. This projection is based on the 1999 year end backlog, anticipated reinstatement of a significant order that was postponed in 1999, and on the levels of sales activity that are currently being experienced. These increased levels of activity are attributed to the reorganization and strengthening of the capabilities of the sales and marketing team, and to other efforts by HES personnel to increase market share.

AirPol's sales performance for 1999 exceeded management's expectations due to the successful sale of a large order early in the year. Sales fell off toward the end of the year due largely to the postponement of some air quality legislation enforcement. Early in 2000, AirPol was informed that it would be awarded a contract for approximately $5,800,000 in the second quarter. With its current backlog, and new and anticipated orders, AirPol is projected to have revenues of approximately $10,000,000 for 2000.

AirPol management is optimistic for the year 2000 because the air quality legislation enforcement which was postponed will now impact significantly the level of sales activity in the current year. This is being reflected currently in the increased levels of activity for both firm quotations and budget quotations. AirPol has also bolstered its sales force with a key strategic addition.

At December 31, 1999, MPM had deferred tax assets of approximately $2,000,000, and has provided a valuation allowance in an equal amount since, in the opinion of management, it cannot be determined that it is more likely than not that MPM will realize the benefits of the assets.

1999 COMPARED TO 1998

Revenues increased $9,358,539, or 93.1%, from $10,056,054 in 1998 to
$19,414,593 in 1999. This was due in part to the results from AirPol being included for the entire year 1999 compared to six months in 1998. It was also due to increased sales for both AirPol and HES. The loss from continuing operations for 1999 was $945,406, or $0.41 per share, compared to $699,322, or $0.36 per share for 1998. MPM's results for 1999 included some nonrecurring charges. These were related to MPM's aborted preferred stock offering and registration filing, beneficial interest expense arising from borrowings from a director of MPM, and expenses recognized related to the exercise of options by two directors. These one-time charges aggregated approximately $430,000. Without these charges, MPM would have had a loss per share from continuing operations of $0.22. MPM's results for 1999 were also hurt by the postponement of a large contract at HES with a corresponding loss of revenue and profit.
The net loss for 1999 was $945,406, or $0.41 per share compared to a net loss for 1998 of $1,135,003, or $0.58 per share.

MPM's gross margin for 1999 increased $1,600,624 to $3,786,726. This was a 73.2% increase over 1998's gross margin of $2,186,102. This was due largely to revenue increases at both HES and AirPol, and to the inclusion of a full year's results of AirPol in 1999 compared to six months in 1998. MPM's gross margin percentage decreased 3% from 22% in 1998 to 19% in 1999. This was due to higher than anticipated costs related to two larger jobs.

Selling, general and administrative expenses increased $1,428,683, or 49.8%, from $2,869,846 in 1998 to $4,358,529 in 1999. Of this amount, approximately $430,000 was due to the aforementioned nonrecurring expenses. The balance was due to the inclusion of a full year's operations of AirPol in 1999 compared to six months in 1998.


LIQUIDITY AND CAPITAL RESOURCES

During 1999, funds for operations were provided principally by cash generated subsequent to the acquisitions of HES and AirPol, their continuing operations, and a capital contribution by a director (through the conversion of convertible debt). In December 1998, MPM filed a registration statement with the Securities and Exchange Commission, and received funds pending the completion of the registration statement. Pursuant to an agreement in April, a director invested $1,100,000 in cash which was used to repay the funds received in anticipation of the registration and the related expenses. MPM then formally withdrew its registration statement. Under the terms of the agreement with the director, MPM issued 150,000 shares of its common stock at its market price for $300,000, and convertible debentures for the issue of additional shares of common stock at a discount for $400,000. The debentures were converted concurrently with the issue of the original shares, and resulted in an additional 333,333 shares of common stock being issued. The amount of the discount is treated as a current period expense with the offset being credited to additional paid-in capital. The effect on MPM's results for the year ended December 31, 1999 was to decrease net income by approximately $267,000. The balance of $400,000 from the director was in the form of an 8% note payable to the director with payments of interest only due monthly through March 2004, and the principal balance due in April 2004.

Current cash reserves and continuing operations of HES and AirPol are believed to be adequate to fund MPM's and its subsidiaries operations for the foreseeable future. MPM is also considering alternative sources of capital such as private placements, stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.


Following is a summary from MPM's consolidated statements of cash flows:

                                                          Year ended
                                                          December 31,
                                                  1999                  1998
                                             ----------------      ------------

     Net cash (used in) provided by
      operating activities                   ($ 2,714,535)           $784,491

     Net cash used in investing activities        (56,254)           (428,640)

     Net cash provided by financing activities    330,618             268,123

     Net (decrease) increase in cash and
      cash equivalents                         (2,440,171)            623,974

The net cash used in operating activities in 1999 of $2,714,535 was due primarily to decreases in billings in excess of costs and estimated earnings, and increases in costs and estimated earnings in excess of billings. This was caused by a dramatic decrease in orders booked in the fourth quarter, the cancellation of a significant job at HES and decreased levels of activity in the fourth quarter. The net cash provided by operating activities in 1998 of $784,491 was due primarily to increases in billings in excess of costs and estimated earnings on contracts in progress.

The net cash used in investing activities of $56,254 in 1999 was entirely due to acquisitions of property and equipment. The net cash used in investing activities of $428,640 in 1998 was due primarily to the acquisition of AirPol and to purchases of property and equipment.

The net cash provided by financing activities in 1999 of $330,618 was due primarily to the capital infusion from an officer/director of $1,100,000 net of repayment of prior proceeds raised of approximately $760,000. In 1998, the net cash provided by financing activities was due to approximately $760,000 received from a preferred stock subscription which was partly offset offering costs related to the preferred stock subscription, by repayments of debt and the repurchase of MPM's common stock. MPM completed its private offering of preferred stock in early 1999. Net proceeds raised were $975,000. Prior to the issuance of the preferred shares, the agreement was rescinded and MPM refunded the monies advanced. MPM eliminated its bank debt in 1998. MPM is contemplating the filing of a registration statement in connection with the registration and sale of additional stock in the second quarter of 2000.

Management believes its present sources of working capital are sufficient for both its short and long-term purposes.

SUBSEQUENT EVENTS

In January 2000, MPM received a letter of intent from a potential buyer of its
9

mining properties. The buyer is currently doing its due diligence reviews. The agreement calls for a cash purchase in an amount not to exceed $1,250,000.
 Terms and other details have not yet been finalized.

On March 17, 2000 MPM announced that it had entered into a Letter of Understanding to purchase certain of the assets of Environmental Consulting and Characterization, Inc. ("EC&C") of Clifton Park, New York. EC&C is an air pollution control company that designs and manufactures a unique fluidized carbon adsorption concentrator system which utilizes a number of patented and patent pending features. This system has a large number of potential applications including semiconductor, paint finishing and printing. Using the unique and patented features, the EC&C system outperforms competing systems by a concentration factor of over 1,000 to 1, while maintaining a competitive price structure.

The EC&C technology fits extremely well with the existing product lines of HES, and gives HES a powerful new product line to enhance its sales. Management believes that it gives HES a significant competitive edge and that the EC&C system will be the concentrator of choice in this market segment estimated at $200 million. With the sales and marketing prowess at HES, management is projecting revenues generated by the EC&C systems to be $16 million by 2002.
It is expected that this transaction will close on or before April 30, 2000. The terms of the agreement, while not finalized, will involve a combination of MPM stock and cash.


IMPACT OF YEAR 2000

MPM experienced no problems or disruptions or miscalculations related to the Year 2000 Issue. MPM management had determined that its basic computer systems were year 2000 compliant, and would properly utilize dates beyond December 31, 1999. MPM also identified other areas where minor modifications would be required for some of its less critical software to make it year 2000 compliant, and took steps to make sure that these modifications were completed in a timely manner. Accordingly, the Year 2000 Issue did not have an impact on MPM's operations. At this time, management cannot provide assurances that there will not be any future impact on the Company's operations due to this issue.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in all fiscal quarters of fiscal years beginning after June 15, 2000. The Statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. Based on its current and planned future activities relative to derivative instruments, MPM believes that the adoption of the Statement on January 1, 2001 will not have a significant effect on its financial statements.


IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, HES and AirPol pass increased costs on to their customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 1999 was negligible.

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

Not applicable


PART III

Item 9. Directors and Executive Officers of the Registrant

a)  Identification of Directors
                                                       FIRST ELECTED
      NAME               AGE  POSITION                 DIRECTOR
--------------------    ----- ----------              -----------------
Michael J. Luciano       46   Director                 2/16/1998
Richard E. Appleby       61   Director                 4/25/1985
Myron Katz               70   Director                 4/25/1985
Daniel D. Smozanek       75   Director                 4/25/1985
L. Craig Cary Smith      50   Director                 4/25/1985
Anthony L. Lee           65   Director                 2/16/1998
Glen Hjort               47   Director                 2/16/1998
Richard Kao              61   Director                 6/28/1999

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b)  Identification of Executive Officers.

      NAME               AGE        POSITION                  OFFICER SINCE
--------------------   -------   ---------------------------  --------------
Michael J. Luciano       46        Chairman & CEO                2/16/1998
Glen Hjort               47        Chief Financial Officer       6/28/1999
Richard E. Appleby       60        Vice President                4/25/1985
Myron Katz               69        Vice President                4/25/1985
Daniel D. Smozanek       74        Treasurer                     4/25/1985
Robert D. Little         50        Secretary                     1/03/1991

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c)   Identification of Certain Significant Employees.

As of December 31, 1999, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

d)   Family Relations

Michael J. Luciano, Chairman of the Board of Directors and Chief Executive Officer is the nephew of Richard E. Appleby, Vice President and Director. There are no other family relationships, whether by blood, marriage, or adoption, between any executives and/or directors.

e)  Business Experience

Background

Michael J. Luciano was elected Chairman and Chief Executive Officer on June

28, 1999. On February 16, 1998, Mr. Luciano was named Senior Vice President and elected a director. His continuing responsibilities included negotiating joint ventures in the U.S. and Asia, and the development of the Skygas technology. Mr. Luciano was a co-owner of Morris County Sanitation Services, Inc. in East Hanover, New Jersey where he was responsible for acquisitions, governmental regulatory permitting and compliance. He is also the owner of MJL & Associates involved in consulting services specializing in solid waste facilities, permitting, construction and operations. Mr. Luciano resides in Mt. Arlington, New Jersey.

Glen Hjort was elected Chief Financial Officer on June 28, 1999. He has been a Director since September 14, 1998. Mr. Hjort is a certified public accountant with over twenty years experience providing services to numerous corporate clients in a wide variety of industries. He is a past Chief Financial Officer for a public company where he had responsibility for all accounting, personnel and administrative functions, and for SEC reporting. Mr. Hjort resides in Palatine, Illinois.

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

Robert D. Little is Secretary of the Company. He is a graduate of Central Washington University with a Bachelor of Arts Degree in Sociology; graduate studies at the University of Washington in Education and completed Teacher Certification at Seattle University. From 1985 to the present, Mr. Little as been Operations Manager for MPM and became Secretary of MPM in 1991. Mr. Little is the owner of R.D. Little Company which specializes in assisting small public companies with shareholder and investor relations from 1985 to the present. Mr. Little resides in Spokane, Washington.

L. Craig Cary Smith is a Director. Mr. Smith graduated from Gonzaga Law School in 1981 and was admitted to the Washington State Bar that same year. From 1981 to the present, Mr. Smith has been a partner in general practice at Smith and Hemingway in Spokane, Washington. Mr. Smith resides in Spokane, Washington.

Anthony L. Lee is a Director, having been elected on September 14, 1998.  Mr.

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

Dr. Richard Kao is a Director, having been elected on September 14, 1998. Dr. Kao earned a master's degree in chemical engineering at Tunghai Christian University in Taiwan and a doctoral degree in chemical engineering from the Illinois Institute of Technology. He was a chemical engineer for the Institute of Gas Technology from 1968 to 1982, and the Director of Technology for Xytel Corporation from 1988 to 1996. Dr. Kao current responsibilities for Unitel Technologies, Inc. include research and development of new technologies for commercial applications for chemical, petroleum, synthetic fuels, food, pulp and paper and solid waste industries. Dr. is Kao resides in Northbrook, Illinois.

(2)  Directorships

None of the directors of the Company are directors of other companies with securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such act or any company registered under the Investment Company Act of 1940.

f)   Involvement in Certain Legal Proceedings.

     Not Applicable

g)   Promoter and Control Persons.

     Not Applicable


Item 10.  Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 1999 and 1998.





















Summary Compensation Table

                      Annual Compensation
Name and
Principal
Position     Year Salary  Bonus(s)  Compensation  Awards(s)($)SARs($)Payout(s)($) Compensation
------------ ------------ --------- ------------- ---------------------------------------------
Michael J.
Luciano      1999                     $ 60,000    301,667 options granted at market
CEO          1998                     None
             1997                     None

Charles A.
Romberg      1999                     None        210,000 options granted at market
President    1998                      50,872
             1997                     None


Robert D.
Little       1999                     132,196
Secretary    1998                      67,841
             1997                      45,600


1)        Mr. Luciano devotes time to MPM on an as needed basis.  He received no salary in 1999, but an amount of $60,000 was provided as an estimate for compensation for time spent.
2)        Mr. Romberg devoted time to MPM on a part-time basis prior to 1999.  He received options to purchase 70,778 shares of
 MPM's common stock.  The value of these options was recorded at $50,872.  Mr. Romberg resigned in 1999.
3)        MPM contracts with Mr. Little for its shareholder relations services.  Expenses related to this were $89,246 and
 $67,841 for 1999and 1998, respectively.  Additionally, Mr. Little exercised options in 1999 that resulted in expense recognized by MPM in the amount of $50,000.


Option Grants In 1999 Fiscal Year Individual Grants
Individual Grants

                         % of Total                           Market Price
              Options  Options Granted      Exercise or         on Date of          Expiration
Name          Granted   in Fiscal Year       Base Price              Grant                Date

------------- -------- -------------------- ----------------- -------------
Michael J.
Luciano       245,000                           $2.00               $2.00            4/19/09
               56,667      35.17%               $3.00               $3.00            5/18/09

Charles A.
Romberg       190,000                           $2.00               $2.00            4/19/09
               20,000      24.48%               $3.00               $3.00            5/18/09



Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 1999 Option/SAR Values

                                                          Number of
                                                         Securities  Value of
                                                         Underlying  Unexercised
                                                        Unexercised  In-TheMoney
                                                       Options/SARs  Options/SARs
                  Shares                              at FY-End (#)  at FY-End
                  Acquired on        Value             Exercisable/  Exercisable/
Name              Exercise           Realized ($)     Unexercisable  Unexercisable
----------------  -----------------  -------------  ---------------  -------------

Michael J.
Luciano             333,333           $666,666           321,890       $1,414,587
                                                    Exercisable
Charles A.
Romberg                                                  315,422       $1,517,883
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

The shareholders of MPM, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of MPM. The purpose of the option plan is to promote the interests of MPM and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in MPM's business and an increased personal interest in this continued success and progress. At the Annual Meeting of Shareholders held on June 28, 1999 the shareholders approved an amendment to the stock option plan therefore increasing the number of shares in the plan by 250,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

In addition as set forth in Part b. of this Item, Security Ownership of Management, United States Filter Corporation owns 146,666 or 6.83% of MPM's outstanding shares. Unitel Technologies, Inc. owns 133,333 or 6.21% of MPM's outstanding common stock. No other person or group was known by the Registrant to own more than five percent of its common stock at December 31, 1999.

b) Security Ownership of Management as of March 22, 2000.

The following table sets forth, as of March 22, 2000 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.


 Title of      Name of                  Amount and Nature of     Percent
 Class         Beneficial Owner         Beneficial Ownership [1] of Class
----------  --------------------------  ------------------------ ----------
 Common        Michael J. Luciano             573,910  [2]         16.8
 Common        Richard E. Appleby             231,155               6.8
 Common        Daniel D. Smozanek             170,257               5.0
 Common        L. Craig Cary Smith            159,070               4.7
 Common        Myron Katz                     132,179               3.9
 Common        Robert D. Little               121,771               3.6
 Common        Glen Hjort                      51,833               1.5

 Common        Anthony Lee                    24,000                  *
 Common        Richard Kao                     1,000                  *
 Common        As A Group                  1,465,175              43.0

[*] Less than one percent

[1] Includes options available for exercise aggregating 768,924 shares for the entire group.

[2] Does not include 327,426 shares and 105,000 options available for exercise (12.7%) of the Company's outstanding stock and options available for exercise owned by two trusts for which Mr. Luciano is the executor.

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

b.)  Certain Business Relationships.

Under the terms of an agreement with Michael J. Luciano, Chairman and Chief Executive Officer, in April 1999, MPM issued 150,000 shares of its common stock at the then current market price of $2.00 in exchange for $300,000 cash. MPM also issued convertible debentures aggregating $400,000 which were convertible to common stock at the discounted price of $1.20 per share. These debentures were converted concurrently with the stock issue and resulted in an additional 333,333 shares being issued. The discount of $266,666 was treated as a financing charge against MPM's income for 1999. At the same time, MPM issued a note payable to Mr. Luciano in the amount of $400,000 with interest only payments monthly through March 2004 and the entire principal balance due in April 2004.

At December 31, 1999 and 1998, Richard Appleby was owed $65,000 and $210,000, respectively, pursuant to unsecured demand notes. At December 31, 1999, Michael J. Luciano had advanced $75,000 to MPM pursuant to two unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of MPM owns R.D. Little Co.. For the year ended December 31, 1999, MPM paid $82,196 for these services.

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

(B) Reports on Form 8-K
       No reports on Form 8-K were filed for the quarter ended December 31, 1999.



















































                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


MPM Technologies, Inc.

     By: /s/ Michael J. Luciano
      -----------------------------

     Title:  Chariman and Chief Executive Officer

     Date: March 22, 2000


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Michael J. Luciano                  /s/ Glen Hjort
----------------------------            ---------------------------------
Michael J. Luciano                      Glen Hjort
Chairman & Chief Executive Officer      Chief Financial Officer & Director

Dated: March 22, 2000                   Dated: March 22, 2000


/s/ Myron Katz                          /s/ Daniel D. Smozanek
----------------------------            ---------------------------------
Myron Katz                              Daniel D. Smozanek
Vice President & Director               Treasurer & Director

Dated: March 22, 2000                   Dated: March 22, 2000


/s/ Richard E. Appleby                  /s/ L. Craig Cary Smith
----------------------------            ---------------------------------
Richard E. Appleby                      L. Craig Cary Smith
Vice President & Director               Director

Dated: March 22, 2000                   Dated: March 22, 2000


/s/ Richard Kao
----------------------------
Richard Kao
Director

Dated: March 22, 2000






                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



MPM Technologies, Inc. and Subsidiaries
Report of Independent Certified Public Accountants..............F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998....F-3
Consolidated Statements of Operations for the years ended
 December 31, 1999
 and 1998 ......................................................F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31,
 1999 and 1998 .................................................F-5
Consolidated Statements of Cash Flows for the years ended
 December 31, 1999
  and 1998 .....................................................F-6 to F-7
Summary of Accounting Policies..................................F-8 to F-11
Notes to Consolidated Financial Statements......................F-12 to F-23









































              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
MPM Technologies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of MPM Technologies, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


BDO Seidman, LLP


Spokane, Washington
February 4, 2000






















MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                       December 31,

                                                                                   1999             1998
Current assets:                                                              ---------------   --------------
  Cash and cash equivalents                                                  $      194,399    $   2,634,570
  Accounts receivable, less allowance for doubtful accounts of $25,000 and
    $90,000 (Notes 11 and 14)                                                     1,993,792        1,630,630
  Inventories (Note 3)                                                              313,298          496,964
  Costs and estimated earnings in excess of billings (Notes 1 and 2)                535,252        1,571,833
  Other current assets                                                              168,516           66,999
                                                                             ---------------   --------------
       Total current assets                                                       3,205,257        6,400,996
Property, plant and equipment, net (Notes 1 and 4)                                  302,150          320,026
Mineral properties held for sale (Note 12)                                        1,086,346        1,086,346
Goodwill, net of accumulated amortization of $114,080 and $38,027 (Note 1)          646,452          722,505
Prepaid royalty (Note 13)                                                           275,000          275,000
Purchased intangible, net of accumulated amortization of $202,500 and
  $135,000 (Note 15)                                                                472,500          540,000
Other assets, net                                                                   139,957          123,420
                                                                             ---------------   --------------
                                                                             $    6,127,662    $   9,468,293
                                                                             ===============   ==============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable (Note 1)                                                  $    1,412,097    $     827,061
  Accrued expenses (Note 1)                                                          72,340          279,903
  Billings in excess of costs and estimated earnings (Notes 1 and 2)                245,564        3,819,204
  Accrued expenses _ related party (Note 14)                                        167,284           63,116
  Related party debt (Note 7)                                                       665,000          270,000
  Current portion of long-term debt (Note 6)                                        225,000          150,000

  Preferred stock deposit (Note 10)                                                       -          760,035
                                                                             ---------------   --------------
     Total current liabilities                                                    2,787,285        6,169,319
  Long-term debt, less current portion (Note 6)                                     537,054          561,518
  Negative goodwill, net of accumulated amortization of $259,844 and
   $165,356 (Note 1)                                                                685,045          779,533
                                                                             ---------------   --------------
       Total liabilities                                                          4,009,384        7,510,370

Commitments and contingencies (Notes 8 and 12)

Stockholders' equity (Note 10):
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    2,641,961 and 2,146,128 shares issued and outstanding                             2,642            2,146
  Additional paid-in capital                                                      9,950,148        8,844,883
  Accumulated deficit                                                            (7,834,512)      (6,889,106)
                                                                             ---------------   --------------
       Total stockholders' equity                                                 2,118,278        1,957,923
                                                                             ---------------   --------------
                                                                             $    6,127,662    $   9,468,293
                                                                             ===============   ==============



See accompanying summary of accounting policies and notes to the consolidated financial statements.
















MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
                                                               1999             1998
                                                         ---------------   --------------
Revenues (Notes 2 and 16)                                $   19,414,593    $  10,056,054
Cost of sales                                               (15,627,867)      (7,869,952)
                                                         ---------------   --------------
Gross margin                                                  3,786,726        2,186,102
Selling, general and administrative expenses                 (4,358,529)      (2,869,846)
                                                         ---------------   --------------
Loss from operations                                           (571,803)        (683,744)
Other income (expense):
 Interest expense (Note 7)                                     (404,390)        (124,394)
 Other income, net                                               30,787          108,816
                                                         ---------------   --------------
Net other expense                                              (373,603)         (15,578)
                                                         ---------------   --------------
Loss from continuing operations                                (945,406)        (699,322)
Discontinued operations (Note 12):
 Loss from discontinued mining operations                             -         (435,681)
                                                         ---------------   --------------
Net loss                                                 $     (945,406)   $  (1,135,003)


Loss per share _ basic and diluted:
 Loss from continuing operations                         $        (0.41)   $       (0.36)

 Loss from discontinued operations                                    -            (0.22)
                                                         ---------------   --------------

 Net loss                                                $        (0.41)   $       (0.58)
                                                         ---------------   --------------

Weighted average shares of common stock outstanding -
 basic and diluted                                            2,323,412        1,945,620
                                                         ===============   ==============



See accompanying summary of accounting policies and notes to the consolidated financial statements.





MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Additional                      Total
                                                           Common Stock         Paid-In  Accumulated  Stockholders'
                                                          Shares    Amount      Capital      Deficit        Equity
                                                       ---------- --------- ------------ ------------ -------------

Balance, January 1, 1998                               1,832,013  $  1,832  $ 8,076,990  $(5,754,103) $  2,324,719

Common stock issued for services                           5,556         5       21,822            -        21,827

Common stock issued for acquisition of AirPol, Inc.
 (Note 1)                                                 96,884        97      299,903            -       300,000

Common stock retired                                     (31,600)      (32)     (78,143)                   (78,175)

Common stock issued for debt and property (Note 7)
                                                         234,575       235      377,430            -       377,665

Common stock awarded to employees                          8,700         9       14,694            -        14,703

Interest imputed on related party debt
 (Note 7)                                                      -         -       27,187            -        27,187

Compensatory stock options issued                              -         -      105,000            -       105,000

Net loss                                                       -         -            -   (1,135,003)   (1,135,003)
                                                       ---------- --------- ------------ ------------ -------------

Balance, December 31, 1998                             2,146,128     2,146    8,844,883   (6,889,106)    1,957,923

Common stock issued for cash                             150,000       150      299,850            -       300,000

Common stock purchased and retired                        (1,500)       (1)      (4,346)           -        (4,347)

Common stock issued on conversion of debt                333,333       333      399,667            -       400,000

Beneficial conversion feature of debt issued                   -         -      266,666            -       266,666

Interest imputed on related party debt
 (Note 7)                                                      -         -       13,442            -        13,442

Common stock issued on cashless exercise  of stock
 options                                                  14,000        14       69,986            -        70,000

Contributed services (Note 14)                                 -         -       60,000            -        60,000

Net loss                                                       -         -            -     (945,406)     (945,406)
                                                       ---------- --------- ------------ ------------ -------------

Balance, December 31, 1999                             2,641,961  $  2,642  $ 9,950,148  $(7,834,512) $  2,118,278
                                                       ========== ========= ============ ============ =============



See accompanying summary of accounting policies and notes to the consolidated financial statements.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                                                               Year Ended December 31,

                                                                 1999              1998
                                                            --------------   -------------
Cash flows from operating activities:
 Net loss                                                   $    (945,406)   $ (1,135,003)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                   123,456          33,785
  (Loss) gain on disposal of assets                                   741          (7,684)
  (Recovery) provision for bad debts                              (43,138)         77,447
  Finance charge on beneficial conversion                         266,666               -
  Cashless option exercise                                         70,000               -
  Interest imputed on related party debt                           13,442          27,187
  Contributed services                                             60,000               -
  Provision for obsolete inventory                                      -          25,000
  Stock issued for services                                             -          21,827
  Stock issued for compensation                                         -          14,703
  Compensatory stock options issued                                     -         105,000
  Write-down of mineral properties                                      -         400,000
  Change in assets and liabilities, net of effect of
   acquisitions:
    Accounts receivable                                          (320,024)       (951,143)
    Costs and estimated earnings in excess of billings          1,036,581        (878,590)
    Inventories                                                   183,666         196,470
    Other assets                                                 (119,056)        (83,582)
    Accounts payable and accrued expenses                         532,177         427,842
    Billings in excess of costs and estimated earnings         (3,573,640)      2,511,232
                                                            --------------   -------------
Net cash provided by (used in) operating activities            (2,714,535)        784,491
Cash flows from investing activities:
 Proceeds from sale of mineral properties                               -          19,614
 Acquisition of property, plant and equipment                     (56,254)       (213,644)
 Cash paid in business acquisition                                      -        (234,610)
                                                            --------------   -------------
Net cash used in investing activities                             (56,254)       (428,640
                                                            --------------   -------------
Cash flows from financing activities:
 Stock issued for cash                                            300,000               -
 Proceeds from issuance of convertible debt                       400,000               -
 Repurchase and retirement of common stock                         (4,347)        (78,175)
 (Repayment) proceeds from preferred stock deposit               (760,035)        760,250
 Advances of related party debt                                   450,000          10,000
 Repayments of related party debt                                 (55,000)       (100,000)
 Repayments of notes payable                                            -        (276,908)
 Repayments of long term debt                                           -         (47,044)
                                                            --------------   -------------
Net cash provided by financing activities                         330,618         268,123
                                                            --------------   -------------
Net increase (decrease) in cash and cash equivalents           (2,440,171)        623,974
Cash and cash equivalents, beginning of year                    2,634,570       2,010,596
                                                            --------------   -------------
Cash and cash equivalents, end of year                      $     194,399    $  2,634,570
                                                            ==============   =============


 See accompanying summary of accounting policies and notes to the consolidated financial statements.


MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                                                                  Year Ended December 31,

                                                                    1999           1998
                                                                ------------   ------------
Supplemental Disclosures Of Cash Flow Information
Cash paid during the year for:
 Interest                                                       $    27,474    $    99,596

Non-cash investing and financing activities:
 Notes payable converted to shares of common stock              $   400,000    $         -
 Common stock issued through non-cash exercise of options       $    70,000    $         -
 Issuance of shares of common stock for acquisitions
   of subsidiary                                                $         -    $   300,000
 Related party debt converted to and property exchanged for
   shares of common stock                                       $         -    $   377,665

Business acquisitions:
 Fair value of assets acquired                                  $         -    $   337,577
 Purchase price in excess of net assets acquired .                        -        760,532
 Liabilities assumed                                                      -       (563,499
 Net assets acquired in excess of purchase price .                        -              -
 Common stock issued                                                      -       (300,000)
                                                                ------------   ------------

 Cash paid for acquisitions                                     $         -    $   234,610
                                                                ============   ============



See accompanying summary of accounting policies and notes to the consolidated financial statements.


                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                       SUMMARY OF ACCOUNTING POLICIES




Operations, Principles of Consolidation and Basis of Presentation

MPM Technologies, Inc. (the Company) was incorporated as Okanogan Development, Inc. on July 18, 1983, under the laws of the State of Washington. It was formed primarily for the purpose of investing in real estate and interests in real estate. On April 25, 1985, the Company combined with MADD Exploration
(MADD), a Montana partnership, and changed its name to Montana Precision Mining, Ltd. In August 1995, the Company changed its name to MPM Technologies, Inc. As a result of the combination with MADD, the Company acquired mining properties located in Powell County, Montana. The Company is no longer engaged in exploration or developmental mining activities in regard to these properties. (See Note 12.)

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

SkyGas, an 85% directly and indirectly owned joint venture, was formed in 1990 for the purpose of commercializing the SkyGas technology, which is a disposal/gasification process that converts solid and semi-solid wastes into clean, medium BTU syntheses gas. As of December 31, 1999 and 1998, participants and interests owned in the SkyGas venture included: NuPower (a 58.2% owned subsidiary of the Company), 70%, MPM Technologies, Inc., 15%, and USF Smogless of Milan, Italy (a subsidiary of United States Filter Corporation which also owns shares of the Company totaling 6.83% of the common stock outstanding), 15%.

The Company currently operates within two reportable segments as disclosed in
Note 16.

Revenue Recognition

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repair and depreciation. Selling, general and administrative costs are

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                       SUMMARY OF ACCOUNTING POLICIES


charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 1999 and 1998, no amounts were recognized for estimated contract losses.

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

Income Taxes

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                       SUMMARY OF ACCOUNTING POLICIES


The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 uses the asset and liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expense or benefit is based on the changes in the financial statement basis versus the tax bases in the Company's assets or liabilities from period to period.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of December 31, 1999 and 1998 for cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Warranty Reserve

The Company warranties its pollution control units for defects in design, materials, and workmanship generally for a period of 18 months from date sold or 12 months from date placed in service. Provision for estimated warranty costs is recorded upon completion of the project and periodically adjusted to reflect actual experience.


                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                       SUMMARY OF ACCOUNTING POLICIES

Earnings per share

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the average number of shares actually outstanding during the period. Diluted earnings per share reflects the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 1999 and 1998, outstanding options to purchase 1,084,480 and 247,613 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive. As the Company's stock options are antidilutive, basic and diluted earnings per share are the same for all periods presented.

Reclassifications

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 consolidated financial statement presentation.

Effect of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 on January 1, 2001 will not have a significant effect on its financial statements.


















                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Business Acquisitions

On March 31, 1997, the Company acquired an operating business from United States Filter Corporation under the terms of an asset purchase agreement and subsequently formed an Illinois corporation, Huntington Environmental Systems, Inc., into which the acquired assets and liabilities were transferred. The acquisition of HES was recorded under the purchase method of accounting; accordingly, the results of operations of HES are included in the consolidated statements of operations from the date of acquisition. The purchase price consisted of the issuance of 146,667 shares of the Company's common stock valued at $990,000. The excess of the fair value of the net assets acquired over the purchase price was $944,889, which has been established as negative goodwill and is being amortized over ten years.

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

As of July 2, 1998, the fair values of assets acquired and liabilities assumed were as follows:

         Costs and estimated earnings in excess of       $    248,038
         billings
         Plant, property and equipment                         89,539
         Goodwill                                             760,532
         Accrued expenses                                     (15,751)
         Billings in excess of costs and estimated           (547,748)
         earnings
                                                         -------------
                                                         $    534,610
                                                         =============

Unaudited pro forma consolidated results of operations assuming the acquisition of AirPol had occurred as of January 1, 1998, have not been provided for 1998 as the results would not have been materially different than reported amounts.

Included in the December 31, 1999 accounts receivable balance is a total of $583,000 which is the net outstanding amount from those jobs which were acquired from FLS miljo, Inc. at the date of acquisition, and have since been completed.









                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2. Costs and Estimated Earnings on Contracts in Progress


Following is a summary of costs, billings, and estimated earnings on contracts in progress:

                                                       December 31,

                                                   1999           1998
                                              --------------   ------------
    Costs incurred on contracts in progress   $  13,212,258      7,484,761
    Estimated earnings                            2,910,473      1,854,518
                                              --------------   ------------
                                                 16,122,731      9,339,279
    Less billings to date                        15,833,043     11,586,650
                                              --------------   ------------
                                              $     289,688     (2,247,371)
                                              ==============   ============

The above accounts are shown in the accompanying consolidated balance sheets under these captions:

                                                       December 31,

                                                    1999          1998
                                                ------------- -------------
    Costs and estimated earnings in excess of
     billings                                   $    535,252  $  1,571,833
    Billings in excess of costs and estimated
     earnings                                       (245,564)   (3,819,204
                                                ------------- -------------
                                                $    289,688  $ (2,247,371)
                                                ============= =============

3. Inventories

Inventories consist of the following:

                                                 December 31,

                                                1999        1998
                                          -------------   ---------
            Equipment                     $    223,748     237,062
            Chemicals                           55,324     162,356
            Parts and supplies                  34,226      97,546
                                          -------------   ---------
                                          $    313,298     496,964
                                          =============   =========







                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                   December 31,

                                                1999         1998
                                            ------------- ------------
          Equipment                         $    268,727  $   225,369
          Furniture and fixtures                 130,720      118,565
          Leasehold improvements                  14,708       14,708
                                            ------------- ------------
                                                 414,155      358,642
          Less accumulated depreciation          112,005       38,616
                                            ------------- ------------
                                            $    302,150  $   320,026
                                            ============= ============

5. Notes Payable

During 1999, the Company issued a $400,000 note payable for funds received, which was immediately converted into shares of the Company's common stock at $1.20 per share. This conversion rate was at a $0.80 discount from the trading price of the debt at the date of issuance. The beneficial conversion feature was therefore ascribed a fair value of $266,666, which has been recorded as a financing charge associated with the transactions.



6. Long-Term Debt

In conjunction with the Company's acquisition of HES (See Note 1), the Company assumed a long-term obligation totaling $1,200,000, which is payable in fifteen annual installments of $75,000. As there was no stated interest rate on the obligation, an imputed interest rate of 9%, which represented the Company's estimated borrowing rate, was utilized. The $75,000 payment due in both 1999 and 1998 has not been made as the Company believes the note holder has breached the agreement. Under the terms of the agreement, non-payment does not result in the debt being callable. At December 31, 1999 and 1998, the carrying value of the obligation, net of discount, was $604,552. At December 31, 1999 and 1998, current amounts owed under this obligation are $225,000 and $150,000, respectively.

7. Related Party Debt

Related party debt consists of advances received from various directors and related parties. At December 31, 1999 and 1998, amounts owed these related parties totaled $665,000 and $270,000, respectively, and are due on demand.

Certain of the related party creditors voluntarily agreed to terminate their current and future right to interest payments. As such, interest expense of $13,442 and $27,187 has been imputed on this debt at 10% for 1999 and 1998 with a corresponding offset to additional paid-in capital.

During 1998, the related party creditors entered into an agreement with the Company to exchange notes payable and accrued interest thereon together with

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


property for shares of the Company's common stock. Under this agreement, the Company issued 234,575 shares of common stock in exchange for notes payable and accrued interest totaling approximately $285,000 and a contribution of property with an estimated fair value of approximately $93,000.

8. Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2003. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are as follows:

      Year  Ending December 31,                  Amount
     --------------------------------         -----------
      2000                                    $   313,50
      2001                                        314,40
      2002                                        249,50
      2003                                         87,90
                                              -----------
                                              $   965,30
                                              ===========

Rent expense for the year ended December 31, 1999 and 1998 was $249,559 and $195,833, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through April 2007. The agreement may be terminated by the Company at any time.
During 1999, AirPol executed a joint venture agreement with another U.S. company to operate a business involved in environmental protection in China. In connection therewith, the Company advanced $30,000 to this arrangement and committed to invest an additional $80,000 through certain technology. This advance is reported with other assets on the balance sheet.

9. Income Taxes

As of December 31, 1999 and 1998, the significant components of the Company's net deferred tax asset is as follows:

                                                       Year Ended December 31

                                                          1999         1998
                                                     ------------   -----------
          Net operating loss carryforward             $1,478,000     1,176,000
          Differences between book and tax               264,000       234,000
           depreciation
          Goodwill and purchase asset adjustments        233,000       265,000
          Writedown of mineral properties                136,000       136,000
          Other                                          (11,000)     (111,000)
                                                     ------------   -----------
                                                       2,100,000     1,700,000
          Less: valuation allowance                    2,100,000     1,700,000
                                                     ------------   -----------
                                                      $        -             -
                                                     ============   ===========


                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at both December 31, 1999 and 1998.

At December 31, 1999, the Company has net operating loss carryforwards totaling approximately $4.4 million that expire in the years 2001 through 2012.


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

Preferred Stock Deposit


During 1998, the Company entered into an agreement to obtain $1.2 million through the issuance of shares of preferred stock. As of December 31, 1998, the Company had received deposits of approximately $760,000 and incurred costs of approximately $144,000 in connection with this offering. Subsequent to year end, the Company received additional funds of approximately $440,000 and incurred costs of approximately $81,000. Prior to the issuance of preferred shares in 1999, the agreement was rescinded and the Company refunded $1.2 million raised and expensed the $225,000 of stock offering costs which had been incurred.
Stock Option Plan

On May 22, 1989, the shareholders of the Company voted to approve a stock option plan (the Plan) for selected key employees, officers and directors of the Company. The Plan is administered by a Compensation Committee of the Board of Directors (the "Committee") consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the Plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the Committee relating to the Plan. Under the Plan, a maximum of 292,222 shares were approved to be granted, which in 1999 and 1998, was increased by 250,000 and 250,000 respectively, to 792,222. Generally, the

Plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchased price will be paid in full on the date of purchase.



                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                           Weighted
                                                            Average
                                                            Option
                                                Options      Price
                                               ---------- -----------

          Outstanding at January 1, 1998         101,000  $     0.90
          Granted                                146,613        0.88
          Exercised                                    -           -
          Expired                                      -           -
                                               ---------- -----------

          Outstanding at December 31, 1998       247,613        0.89

          Granted                                857,667        2.15
          Exercised                              (20,800)      (2.00)
          Expired                                      -           -
                                               ---------- -----------

          Outstanding at December 31, 1999     1,084,480  $     1.86
                                               ========== ===========


SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 23 percent; risk-free interest rate of 5.25 percent; and expected lives of five years. The weighted average fair value at date of grant for options granted to employees in 1999 and 1998 was $1.09 and $1.59, per option. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for each of the two years in the period ended December 31, 1999 and 1998 would have been adjusted to the pro forma amounts indicated below:


                                            Year Ended December 31

                                            1999             1998
                                       ------------- -----------------
          Net loss
           As reported                 $   (945,406)  $    (1,135,003)
           Pro forma                   $ (1,532,385)  $    (1,194,729)

          Loss per share
           As reported                 $      (0.41)  $         (0.58)
           Pro forma                   $      (0.66)  $         (0.61)







                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about stock options outstanding at December 31, 1999:

                                                          Options
                                     Number     Weighted  Outstanding and
                  Range of      Outstanding      Average  Exercisable Weighted
                  Exercise              and     Exercise  Average Remaining
                    Prices      Exercisable        Price  Contractual Life
                                at 12/31/99                    (Years)
            ---------------   -------------- -----------  --------------------

              0.88 - $0.90          247,613  $      0.89          6.6
                      2.00          710,200  $      2.00          9.4
                      3.00          126,667  $      3.00          9.5
                              --------------              --------------------
              0.88 - $1.86        1,084,480  $      1.86          8.8
                              ==============              ====================

11.  Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows:

                                                        December 31,

                                                       1999          1998
                                                -------------- -------------
         Balance, beginning of year             $      90,000  $     50,000
         Charged to (deducted from) expense           (43,138)       77,447
         Write-offs, net of recoveries                (21,862)      (37,447)
                                                -------------- -------------
         Balance, end of year                   $      25,000  $     90,000
                                                ============== =============

12.   Discontinued Operations and Fourth Quarter Adjustments

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. Accordingly, the Company has classified these assets as mineral properties held for sale in its balance sheet at December 31, 1999 and 1998. The Company is actively seeking buyers for these assets. During the year ended 1998, the Company recognized a loss from operations of discontinued mining operations of $435,681. The 1998 loss includes a fourth quarter adjustment of $400,000 to write-down the carrying value of the Company's mineral properties to estimated net realizable value. This write-down was the result of depressed gold prices and the impact of the Montana Initiative I37, which limits the use of the cyanide heap leach process and is currently being litigated in the Montana judicial system.

13.  Prepaid Royalty

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the SkyGas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has recharacterized this former note receivable as


                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




prepaid royalties, recoverable from future revenues resulting from the operation of the equipment.

14.  Related Party Transactions

The former President of the Company is also the president of another company that provides general insurance coverage and various administrative and office expenses for the Company. As of December 31, 1999 and 1998, the Company owed $63,116 to this related party company. In 1999 and 1998, the Company incurred expenses to this related party company of $119,000 and $105,100, respectively.

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 1999 and 1998 of $82,196 and $67,841, respectively.

Included in accounts receivable at December 31, 1999 and 1998, are amounts owed the Company by a partner in the SkyGas joint venture of $24,386 and $26,748, respectively, for SkyGas related expenses.

As of December 31, 1999 and 1998, a business owned by the Company's President owed the Company $19,614 from the sale of certain equipment. This amount is included in accounts receivable for both periods presented. Additionally, during the year ended December 31, 1999 the Company's President elected to not receive a salary for services he performed for the Company. The estimated fair value of these services of $60,000 has been recognized as compensation expense and through additional paid-in capital.

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





                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The segments' profit and loss components and schedule of assets as of December 31, 1999 are as follows:

                                 Air           Air
                           Pollution     Pollution
                             Control       Control          All
                              (Heat)   (Scrubbers)        Other        Total
                         ------------ ------------- ------------ ------------
Revenue external         $ 8,201,508  $ 11,213,085  $         -  $19,414,593
Interest income               62,555        21,593        4,460       88,608
Interest expense              53,363        18,316      365,946      437,625
Depreciation and             (49,507)      103,641       69,322      123,456
 amortization
Segment profit (loss)        298,264      (394,064)    (849,606)    (945,406)
Other significant non-
cash items:
 Costs and estimated
  earnings in excess of      535,252             -            -      535,252
  billings
Segment assets             2,661,018     1,977,515    3,942,794    8,581,327
Expenditures for long-        35,767        17,821        2,666       56,254
lived assets


Reconciliation of net income (loss), total assets, and other significant items for the year ended December 31, 1999 are as follows:

      Profit or                                        Amount
      loss
      ----------------------------------          ----------------
      Total loss for reportable segments           $     (95,800)
      Other loss                                        (849,606)
      Discontinued operations                                  -
                                                  ----------------
      Total consolidated profit or loss            $    (945,406)
                                                  ================
      Assets

      Total assets for reportable segments         $   4,638,533
      Other assets                                     3,942,794
      Assets of discontinued operation                 1,086,346
      Elimination of intersegment assets              (3,540,011)
                                                  ----------------
      Total consolidated assets                    $   6,127,662
                                                  ================










                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Other significant items:

                                             Segment  Elimina-   Consolidated
                                              Totals     tions       Totals
                                         ------------ ---------- ------------

Interest income                           $   88,608  $ (33,235)  $  55,373
Interest expense                             437,625    (33,235)    404,390
Expenditures for long-lived assets            56,254          -      56,254
Depreciation and amortization                123,456          -     123,456
Costs and estimated earnings in excess of    535,252          -     535,252
 billings

Adjustments to reconcile interest expense and interest income represent total intercompany amounts.
The Company's revenues by geographic region for the year ended December 31, 1999 are as follows:

      Geographic                                    Revenue
      Region
      ------------------------               ----------------
      United States                           $   16,483,71
      United Kingdom                               2,608,84
      Other foreign countries                        322,03
                                             ----------------
      Total consolidated revenues             $   19,414,59
                                             ================

The Company attributes revenues to countries based on the location of the customer.

The segments' profit and loss components and schedule of assets as of December 31, 1998 are as follows:

                                 Air           Air
                           Pollution     Pollution
                             Control       Control         All
                              (Heat)   (Scrubbers)       Other         Total
                         ------------ ------------- ----------- -------------
Revenue external         $ 6,233,363  $  3,822,691  $        -  $ 10,056,054
Revenue internal                   -             -     114,000       114,000
Interest income               61,293             -         870        62,163
Interest expense              52,805         9,921      87,572       150,298
Depreciation and             (88,877)       49,239      73,423        33,785
 amortization
Segment profit (loss)       (444,544)      198,765    (453,543)     (699,322)
Other significant non-
cash items:
 Costs and estimated
  earnings in excess of      547,706     1,024,127           -     1,571,833
  billings
Segment assets             4,322,897     3,589,824   3,790,335    11,703,056
Expenditures for long-       197,481       105,702      92,903       396,086
lived assets

                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Reconciliation of segment revenues, net income (loss), total assets, and other significant items for the year ended December 31, 1998 are as follows:

      Revenues                                            Amount
                                                       -------------
      Total revenues for reportable segments           $ 10,056,054
      Other revenues                                        114,000
      Elimination of intersegment revenues                 (114,000)
                                                       -------------
      Total consolidated revenues                      $ 10,056,054
                                                       =============
      Profit or loss

      Total loss for reportable segments               $   (245,779)
      Other loss                                           (453,543)
      Discontinued operations                              (435,681)
                                                       -------------
      Total consolidated loss                          $ (1,135,003)
                                                       =============


      Assets                                              Amount
                                                       -------------
      Total assets for reportable segments             $  7,912,721
      Other assets                                        3,790,335
      Assets of discontinued operation                    1,086,346
      Elimination of intersegment assets                 (3,321,109)
                                                       -------------
      Total consolidated assets                        $  9,468,293
                                                       =============

Other significant items:

                                          Segment   Elimina-   Consolidated
                                           Totals     tions      Totals
                                     ------------- ----------- ------------

Interest income                      $     62,163  $  (25,904) $    36,259
Interest expense                          150,298     (25,904)     124,394
Expenditures for long-lived assets        396,086           -      396,086
Depreciation and amortization              33,785           -       33,785
Costs and estimated earnings in         1,571,833           -    1,571,833
 excess of billings

Adjustments to reconcile interest expense and interest income represent total intercompany amounts.







                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





The Company's revenues by geographic region for the year ended December 31, 1998 are as follows:

      Geographic                                    Revenue
      Region
      ----------------------------            --------------
      United States                           $    9,705,479
      Canada                                          61,437
      Other foreign countries                        289,138
                                              --------------
      Total consolidated revenues             $   10,056,054
                                              ==============

The Company attributes revenues to countries based on the location of the customer.

Revenues from one customer of MPM's air pollution control (heat) segment represented approximately $1.3 million, or 13%, of the Company's consolidated revenues for the year ended December 31, 1998.





