Form 10QSB
period 2000-03-31
MPM TECHNOLOGIES INC
filed 2000-05-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange act of 1934

                     For the quarter ended March 31, 2000
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
      ------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its Charter)


          Washington                              81-0436060
---------------------------------            -----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

     222 W. Mission Ave.
     Suite 30
     Spokane, WA                                      99201
----------------------------------           -----------------------
     (Address of principal                           (Zip Code)
      executive offices)

Issuers's telephone number, including area code:  509-326-3443

As of May 8, 2000, the registrant had outstanding 2,659,493 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.


                        PART I _ FINANCIAL INFORMATION

Item 1.  Financial Statements

     Financial Statements follow on the next page.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                 ASSETS
                                                                              MARCH              DECEMBER
                                                                             31, 2000            31, 1999
                                                                         --------------       -------------
                                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                 $80,521            $194,399
     Accounts receivable, net of allowance for doubtful accounts
       of $25,000                                                            2,182,356           1,993,792
     Inventories                                                               319,178             313,298
     Costs and estimated earnings in excess of billings                      1,028,798             535,252
     Other current assets                                                      217,490             168,516
                                                                         --------------       -------------
                             Total current assets                            3,828,343           3,205,257
                                                                         --------------       -------------
     Property, plant and equipment, net                                        290,721             302,150
     Mineral properties held for sale                                        1,086,346           1,086,346
     Prepaid royalty                                                           273,000             275,000
     Purchased intangible, net of accumulated
      amortization of $219,375 and $202,500                                    455,625             472,500
     Other assets, net                                                         147,263             139,957
                                                                         --------------       -------------
                                                                            $6,081,298          $5,481,210
                                                                         --------------       -------------


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $1,446,451          $1,412,097
     Accrued expenses                                                         340,163             239,624
     Billings in excess of costs and estimated earnings                       557,240             245,564
     Related party debt                                                       725,000             665,000
     Current portion of long-term debt                                        225,000             225,000
                                                                         --------------       -------------
                             Total current liabilities                      3,293,854           2,787,285
                                                                         --------------       -------------
     Long-term debt, less current portion                                     537,054             537,054
     Negative goodwill, net                                                    33,984              38,593
                                                                         --------------       -------------
                                  Total liabilities                         3,864,892           3,362,932
                                                                         --------------       -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 2,659,493 and 2,641,961                                      2,659               2,642
        shares issued and outstanding
     Additional paid-in capital                                            10,016,113           9,950,148
     Accumulated deficit                                                   (7,802,366)         (7,834,512)
                                                                         --------------       -------------
                             Total stockholders' equity                     2,216,406           2,118,278
                                                                         --------------       -------------
                                                                           $6,081,298          $5,481,210
                                                                         ==============       =============





MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              2000                1999
                                                                         --------------       -------------

Revenues                                                                   $4,260,620          $4,076,912
Cost of sales                                                               3,308,733           3,111,850
                                                                         --------------       -------------
Gross margin                                                                  951,887             965,062
Selling, general and administrative expenses                                  891,396             927,574
                                                                         --------------       -------------
Income from operations                                                         60,491              37,488
                                                                         --------------       -------------
Other income (expense):
      Interest expense                                                        (29,360)            (24,845)
      Interest income                                                           1,015              28,933
                                                                         --------------       -------------
Net other income (expense)                                                    (28,345)              4,088
                                                                         --------------       -------------
Net income                                                                    $32,146             $41,576
                                                                         ==============       =============

Income per share - basic and diluted:
     Net income                                                                 $0.01               $0.02
                                                                         ==============       =============

Weighted average shares of common stock outstanding -
     basic                                                                  2,643,502           2,146,128
                                                                         ==============       =============

Weighted average shares of common stock outstanding -
     diluted                                                                3,622,116           2,393,741
                                                                         ==============       =============







MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              2000                1999
                                                                         --------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $32,146             $41,576
     Adjustments to reconcile net income to net cash used in
          operating activities:
          Depreciation and amortization                                        30,722              34,121
          Interest imputed on related party debt                                2,867               3,926
          Change in assets and liabilities:
              Accounts receivable                                            (188,564)         (1,381,133)
              Costs and estimated earnings in excess of billings             (493,546)           (284,481)
              Inventories                                                      (5,880)             31,023
              Other assets                                                    (54,280)             53,182
              Accounts payable and accrued expenses                           198,008             937,882
              Billings in excess of costs and estimated earnings              311,676            (520,046)
                                                                         --------------       -------------
Net cash used in operating activities                                        (166,851)         (1,083,950)
                                                                         --------------       -------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (7,027)            (17,218)
                                                                         --------------       -------------
Net cash used in investing activities                                          (7,027)            (17,218)
                                                                         --------------       -------------
Cash flows from financing activities:
     Proceeds from related party debt                                          90,000                       -
     Repayment of related party debt                                          (30,000)            (25,000)
     Proceeds from preferred stock deposit                                          -             291,365
                                                                         --------------       -------------
Net cash provided by financing activities                                      60,000             266,365
                                                                         --------------       -------------
Net decrease in cash and cash equivalents                                    (113,878)           (834,803)
Cash and cash equivalents, beginning of period                                194,399           2,634,570
                                                                         --------------       -------------
Cash and cash equivalents, end of period                                      $80,521          $1,799,767
                                                                         ==============       =============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                    $    -               $2,236
                  Income taxes                                                $    -               $   -

Supplemental disclosure of non cash financing activities:

Common stock exchanged for amounts due to related party                       $63,115              $   -





                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


1.  Unaudited Financial Statements

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1999. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 1999. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2000.

2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                              For the Three Months Ended March 31, 2000


                                             Weighted-
                              Net            Average           Per-Share
                              Income         Shares             Amount
                             ----------   --------------     -------------
Basic EPS
Income available to common
  stockholders                $ 32,146      2,643,502            $ 0.01


Effect of Dilutive Securities
Common stock options              -           978,614                 -
                             ----------   --------------     -------------

Diluted EPS
Income available to common
  stockholders _ assumed
  conversions                 $ 32,146      3,622,116            $ 0.01

                             ==========   ==============     =============

                                  For the Three Months Ended March 31, 1999

                                                Weighted-
                                  Net           Average        Per-Share
                                  Income        Shares         Amount
                               -----------     -----------     ----------
Basic EPS
Income available to common
  stockholders                  $ 41,576        2,146,128       $ 0.02

Effect of Dilutive Securities
Common stock options                 -            247,613           -
                               -----------     -----------     ----------

Diluted EPS
Income available to common
  stockholders _ assumed
  conversions                   $ 41,576        2,393,741       $ 0.02

                               ===========     ===========     ==========

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

The segments' profit and loss components and schedule of assets as of March 31, 2000 are as follows:

                           Air            Air
                           Pollution      Pollution
                           Control        Control       All
                           (Heat)        (Scrubbers)    Others     Total
                        --------------   ------------ ---------- --------------
Revenue external        $  2,042,277     $ 2,218,343  $     -     $ 4,260,620
Revenue internal              -                -            -          -
Segment profit (loss)         54,488         128,254   (150,596)       32,146
Segment assets             3,504,216       2,209,209  4,449,049    10,162,474

Reconciliation of segment revenues, net income, total assets and other significant items for the three months ended March 31, 2000 are as follows:

          Revenues                                          Amount
          ----------------                              -------------
          Total revenues for reportable segments         $ 4,260,620
                                                         ------------

          Total consolidated revenues                    $ 4,260,620
                                                         ------------

          Profit or loss
          Total profit or loss for reportable segments   $   182,742
          Other profit or loss                              (150,596)
                                                         ------------
          Total consolidated profit or loss              $    32,146
                                                         ------------

          Assets
          ----------
          Total assets for reportable segments        $    5,713,425
          Other assets                                     2,747,384
          Assets of discontinued operation                 1,086,346
          Elimination of intersegment assets              (3,465,857)
                                                         ------------
          Total consolidated assets                     $  6,081,298
                                                         ------------

The segments' profit and loss components and schedule of assets as of March 31, 1999 are as follows:
                          Air            Air
                        Pollution     Pollution
                         Control        Control       All
                         (Heat)       (Scrubbers)     Others      Total
                      ------------   -------------  ----------  -----------
Revenue external     $  1,471,014    $ 2,605,898     $     -    $ 4,076,912
Revenue internal             -            -           33,000         33,000
Segment profit (loss)     (66,545)       203,867     (95,746)        41,576
Segment assets          4,629,944      3,868,669   4,981,568     13,480,181

Reconciliation of segment revenues, net income, total assets and other significant items for the three months ended March 31, 1999 are as follows:

          Revenues                                         Amount
          ------------                                   -----------
          Total revenues for reportable segments       $  4,076,912
          Other revenues                                     33,000
          Elimination of intersegment revenues              (33,000)
                                                         -----------
          Total consolidated revenues                  $  4,076,912
                                                         -----------

          Profit or loss
          Total profit or loss for reportable segments $    137,322
          Other profit or loss                              (95,746)
                                                         -----------

          Total consolidated profit or loss            $     41,576
                                                         -----------
          Assets
          Total assets for reportable segments         $  8,498,613
          Other assets                                    3,922,500
          Assets of discontinued operation                1,086,346
          Elimination of intersegment assets             (3,333,085)
                                                         -----------
          Total consolidated assets                    $ 10,174,374
                                                         -----------

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the

Company's strategies, objectives and plans for expansion of its operations, products and services and growth in demand for the Company's services. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the Cautionary Statements") are disclosed in the annual report filed on Form 10-KSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements.
 Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurrence of unanticipated events.

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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2000 and 1999 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net income for the quarter ended March 31, 2000 was $32,146, or $0.01 per share compared to net income of $41,576, or $0.02 per share for the quarter ended March 31, 1999. This was due to the delaying of some projects at both HES and AirPol, and to less than expected activity at AirPol.

AirPol has recently concluded negotiations on its previously announced project in Utah. The total contract price will be $6.4 million. It is expected that this contract will be completed over the next year or more.

MPM has not yet closed its recently announced acquisition of Environmental Consulting and Characterization, Inc. Negotiations are ongoing and are expected to be finalized in the next few weeks. MPM has also not completed the sale of its mining properties as the buyer has not completed its due diligence reviews.

MPM continues to negotiate with interested entities with the goal of building Skygas units. These negotiations are also ongoing, and include entities in the United States, Europe and Asia. Management is hopeful there will be some type of formal agreement in place and that construction of a unit can begin before the end of the year. There can, however, be no assurances that MPM will be successful in its negotiations.

Three months ended 3/31/00 compared to three months ended  3/31/99
For the three months ended 3/31/00, MPM had net income of $32,146, or $0.01 per share compared to a net income of $41,576, or $0.02 per share for the quarter ended 3/31/99. Revenues increased 4.54% to $4,260,620 for the three months ended 3/31/00 compared to $4,076,912 for the three months ended 3/31/99. Costs of sales increased 6.3% to $3,308,733 for the three months ended March 31, 2000 compared to $3,111,850 for the three months ended March 31, 1999. Operating expenses were down 3.9% to $891,396 for the three months ended March 31, 2000 compared to $927,574 for the three months ended 3/31/99. There were no significant changes in operations between the years and revenues were relatively flat.

Backlog at March 31, 2000 was approximately $9,000,000 including the previously announced large contract at AirPol. The amount of this contract was initially announced at $5.7 million. The actual contract to be signed nest week was $6.4 million.

Financial Condition and Liquidity

For the three months ended March 31, 2000, the Company relied partly on related party advances to fund the operations of HES and AirPol. Current cash reserves and continuing operations are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future. Working capital at 3/31/00 was $534,489 compared to $417,972 at 3/31/99. Through the first week of May, the Company had received approximately $640,000 as the down payment for the $6.4 million contract at AirPol.

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

MPM had also made inquiries of its major suppliers to determine their systems' compliance with the Year 2000 Issue. Management has determined based on responses received that the majority of its suppliers are in compliance with the Issue. Accordingly, the effect of a third party's non-compliance is not expected to have a material impact on the financial condition of MPM.

During the three months ended March 31, 2000, MPM's expenditures on issues related to its compliance with the Year 2000 Issue were not significant. MPM does not expect to spend any significant amounts of money in the future related to compliance with the Year 2000 Issue.


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

There were no matters presented to the shareholders for vote during the first quarter of 2000.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MPM Technologies, Inc.




     May 11, 2000                          /s/  Robert D. Little
--------------------------               --------------------------
          (date)                             Robert D. Little
                                             Corporate Secretary