Form 10QSB
period 2000-06-30
MPM TECHNOLOGIES INC
filed 2000-08-22
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  Form 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange act of 1934

                      For the quarter ended June 30, 2000
                        Commission File Number 0-14910

                            MPM TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuer as specified in its Charter)


     Washington                                   81-0436060
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

     222 W. Mission Ave.
     Suite 30
     Spokane, WA                                  99201
     (Address of principal                      (Zip Code)
      executive offices)

Issuers's telephone number, including area code:  509-326-3443

As of August 18, 2000, the registrant had outstanding 2,787,493 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                        PART I _ FINANCIAL INFORMATION

Item 1.  Financial Statements

     Financial Statements follow on the next page.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                             JUNE             DECEMBER
                                                                           30, 2000             31, 1999
                                                                          (UNAUDITED)
                                                                         -------------      --------------
Current assets:
     Cash and cash equivalents                                                $62,696            $194,399
     Accounts receivable, net of allowance for doubtful accounts
       of $25,000                                                           2,717,555           1,993,792
     Inventories                                                              334,216             313,298
     Costs and estimated earnings in excess of billings                       998,176             535,252
     Other current assets                                                     299,171             168,516
                                                                         -------------      --------------
                             Total current assets                           4,411,814           3,205,257
                                                                         -------------      --------------
Property, plant and equipment, net                                            275,521             302,150
Mineral properties held for sale                                            1,086,346           1,086,346
Note receivable                                                               273,000             275,000
Purchased intangible, net of accumulated amortization of $236,250
    and $202,500                                                              438,750             472,500
Other assets, net                                                             147,013             139,957
                                                                         -------------      --------------
                                                                           $6,632,444          $5,481,210
                                                                         -------------      --------------


Current liabilities:
     Accounts payable                                                     $2,539,301          $1,412,097
     Accrued expenses                                                        203,885             239,624
     Billings in excess of costs and estimated earnings                    1,179,782             245,564
     Related party debt                                                      190,000             665,000
     Current portion of long-term debt                                       225,000             225,000
                                                                         -------------      --------------
                             Total current liabilities                     4,337,968           2,787,285
                                                                         -------------      --------------
Long-term debt, less current portion                                         537,054             537,054
Negative goodwill, net                                                        29,375              38,593
                                                                         -------------      --------------
                             Total liabilities                             4,904,397           3,362,932
                                                                         -------------      --------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       2,787,493 and 2,641,961 shares issued and outstanding                   2,787               2,642
     Additional paid-in capital                                           10,469,046           9,950,148
     Accumulated deficit                                                  (8,743,786)         (7,834,512)
                                                                         -------------      --------------
                             Total stockholders' equity                    1,728,047           2,118,278
                                                                         -------------      --------------
                                                                          $6,632,444          $5,481,210
                                                                         -------------      --------------


MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                            Quarter Ended                  Six Months Ended
                                                               June 30,                        June 30,
                                                        2000             1999           2000           1999
                                                    ------------     ------------   ------------  -------------

Revenues                                             $3,410,618       $6,647,177     $7,671,238    $10,724,089
Cost of sales                                         3,083,711        5,348,764      6,132,444      8,460,614
                                                    ------------     ------------   ------------  -------------
Gross margin                                            326,907        1,298,413      1,538,794      2,263,475
Selling, general and administrative expenses          1,228,889          975,388      2,380,286      1,902,962
                                                    ------------     ------------   ------------  -------------
Income from operations                                 (901,982)         323,025       (841,492)       360,513
                                                    ------------     ------------   ------------  -------------
Other income (expense):
       Interest expense                                 (39,663)        (318,151)       (69,023)      (350,834)
       Other income, net                                    226           12,643          1,241         49,414
                                                    ------------     ------------   ------------  -------------
Net other income (expense)                              (39,437)        (305,508)       (67,782)      (301,420)
                                                    ------------     ------------   ------------  -------------
Net (loss) income                                     ($941,419)         $17,517      ($909,274)       $59,093
                                                    ------------     ------------   ------------  -------------

Basic earnings per share:
       Net (loss) income                                 ($0.35)           $0.01         ($0.34)         $0.03
                                                    ------------     ------------   ------------  -------------

Diluted earnings per share:
       Net (loss) income                                 ($0.35)           $0.00         ($0.34)         $0.02
                                                    ------------     ------------   ------------  -------------

Weighted average shares of common stock
       outstanding - basic                            2,664,834        2,537,668      2,654,168      2,342,883
                                                    ------------     ------------   ------------  -------------

Weighted average shares of common stock
       outstanding - diluted                          2,664,834        3,516,282      2,654,168      3,321,497
                                                    ------------     ------------   ------------  -------------

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                  2000          1999
                                                                            -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                                       ($909,274)          $59,093
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                         64,085            66,062
          Interest imputed on related party debt                                 5,727             7,408
          Interest imputed on issue of stock                                         -           266,666
          Change in assets and liabilities:
              Accounts receivable                                             (723,763)       (2,570,358)
              Costs and estimated earnings in excess of billings              (462,924)       (1,577,748)
              Inventories                                                      (20,918)          157,553
              Other assets                                                    (138,982)          (74,151)
              Accounts payable and accrued expenses                          1,154,581         2,109,913
              Billings in excess of costs and estimated earnings               934,218        (1,608,083)
                                                                            -----------      ------------
Net cash used in operating activities                                          (97,250)       (3,163,645)
                                                                            -----------      ------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                              (11,653)          (28,883)
                                                                            -----------      ------------
Net cash used in investing activities                                          (11,653)          (28,883)
                                                                            -----------      ------------
Cash flows from financing activities:
     Repayment of related party debt                                           (50,000)          (40,000)
     Repayment of note receivable                                                2,000                    -
     Repurchase and retirement of common stock                                       -            (4,348)
     Proceeds from stock issues                                                 25,200           700,000
     Proceeds from related party debt                                                -           400,000
                                                                            -----------      ------------
Net cash provided by (used in) financing activities                            (22,800)        1,055,652
                                                                            -----------      ------------
Net decrease in cash and cash equivalents                                     (131,703)       (2,136,876)
Cash and cash equivalents, beginning of period                                 194,399         2,634,570
                                                                            -----------      ------------
Cash and cash equivalents, end of period                                       $62,696          $497,694
                                                                            -----------      ------------

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                     $31,909           $28,304
                  Income taxes                                                 $     -        $        -

Supplemental disclosure of non cash financing activities:

Common stock exchanged for amounts due to related parties                     $488,115        $        -



                    MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


1.  Unaudited Financial Statements

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1999. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 1999. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2000.

2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:


                               For the Six Months Ended June 30, 2000

                                            Weighted-
                               Net          Average         Per-Share
                               (Loss)       Shares          Amount
                              ----------   -----------   ------------
Basic EPS
Loss available to common
  stockholders                ($909,274)    2,654,168      ($ 0.34)

Effect of Dilutive Securities
Common stock options               -           -              -
                              ----------   -----------   ------------

Diluted EPS
Loss available to common
  stockholders - assumed
  conversions                 ($909,274)    2,654,168      ($ 0.34)
                              ----------   -----------   ------------

                             For the Three Months Ended June 30, 2000

                                            Weighted-
                               Net          Average         Per-Share
                               (Loss)       Shares          Amount
                              ----------   -----------   ------------

Basic EPS
Income available to common
  stockholders                ($941,419)    2,664,834       ($ 0.35)

Effect of Dilutive Securities
Common stock options              -             -              -
                              ----------   -----------   ------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                 ($941,419)    2,664,834       ($ 0.35)
                              ----------   -----------   ------------


                                For the Six Months Ended June 30, 1999

                                            Weighted-
                               Net          Average         Per-Share
                               (Loss)       Shares          Amount
                              ----------   -----------   ------------

Basic EPS
Income available to common
  stockholders                $ 59,093      2,342,883       $ 0.03
Effect of Dilutive Securities
Common stock options             -            978,614       ( 0.01 )
                              ----------   -----------   ------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                 $ 59,093      3,321,497       $ 0.02
                              ----------   -----------   ------------

                             For the Three Months Ended June 30, 1999

                                            Weighted-
                               Net          Average         Per-Share
                               (Loss)       Shares          Amount
                              ----------   -----------   ------------

Basic EPS
Income available to common
  stockholders                 $ 17,517     2,537,668       $ 0.01


Effect of Dilutive Securities
Common stock options                -         978,614       ( 0.01 )
                              ----------   -----------   ------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                  $ 17,517     3,516,282       $   -

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

The segments' profit and loss components and schedule of assets as of June 30, 2000 are as follows:
                         Air           Air
                         Pollution     Pollution
                         Control       Control        All
                         (Heat)       (Scrubbers)    Others       Total
                     --------------  -------------  --------- -------------
Revenue external     $  5,129,402     $ 2,541,836      $   -   $ 7,671,238
Revenue internal                -               -          -        -
Segment profit (loss)     (72,049)       (536,540)  (300,685)    ( 909,274)
Segment assets          4,176,640       2,124,188    331,616     6,632,444

Reconciliation of segment revenues, net income, total assets and other significant items for the six and three months ended June 30, 2000 are as follows:

                                             Six Months          Three Months
                                                 Ended               Ended
                                              June 30, 2000     June 30, 2000
     Revenues

     Total revenues for reportable segments    $  7,671,238      $  3,410,618
     Other revenues                                       -                 -
                                               -------------    --------------

     Total consolidated revenues               $  7,671,238      $  3,410,618
                                               -------------    --------------

     Profit or loss

     Total profit or loss for reportable
      segments                                 $   (608,589)     $   (791,332)
     Other profit or loss                          (300,685)         (150,087)
                                               -------------    --------------

     Total consolidated profit or loss         $   (909,274)     $   (941,419)
                                               -------------    --------------

                                                           At June 30, 2000
          Assets
          Total assets for reportable segments                 $  6,300,828
          Other assets                                            3,602,463
          Assets of discontinued operation                        1,086,346
          Elimination of intersegment assets                     (4,357,193)
                                                               -------------
          Total consolidated assets                            $  6,632,444
                                                               -------------

The segments' profit and loss components and schedule of assets as of June 30, 1999 are as follows:

                         Air           Air
                         Pollution     Pollution
                         Control       Control           All
                         (Heat)       (Scrubbers)       Others       Total
                     --------------  -------------   ----------- -------------

Revenue external     $  4,436,328     $ 6,287,761      $     -    $10,724,089
Revenue internal                -               -       66,000         66,000
Segment profit (loss)     133,199         388,733     (462,839)        59,093
Segment assets          4,439,946       5,328,314    4,930,525     14,698,785

Reconciliation of segment revenues, net income, total assets and other significant items for the six and three months ended June 30, 1999 are as follows:

                                               Six Months      Three Months
                                                 Ended             Ended
                                              June 30, 1999     June 30, 1999

     Revenues

     Total revenues for reportable segments     $10,724,089       $ 6,647,177
     Other revenues                                  66,000            33,000
     Elimination of intersegment revenues           (66,000)          (33,000)
                                                ------------      ------------
     Total consolidated revenues                $10,724,089       $ 6,647,177
                                                ------------      ------------

     Profit or loss

     Total profit or loss for reportable
      segments                                  $   521,932       $   384,610
     Other profit or loss                          (462,839)         (367,093)
                                                ------------      ------------
     Total consolidated profit or loss          $    59,093       $    17,517
                                                ------------      ------------

                                                  At June 30, 1999
          Assets

          Total assets for reportable segments        $  9,768,260
          Other assets                                   3,844,179
          Assets of discontinued operation               1,086,346
          Elimination of intersegment assets            (3,387,087)
                                                      -------------
          Total consolidated assets                   $ 11,311,698
                                                      -------------

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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the six and three months ended June 30, 2000 and 1999 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net loss for the six months ended June 30, 2000 was $909,274 or $0.34 per share compared to net income of $59,093, or $0.03 per share for the six months ended June 30, 1999.

In June 2000, MPM entered into an agreement with Alumex Minerals Corporation to form a joint venture for the development of a commercial Skygas unit. Under the terms of the agreement, Alumex would own 15% and MPM would own 85% of the venture. MPM contributes its Skygas technology and related experience, and Alumex contributes cash. Alumex is to pay MPM $1,000,000 cash as a license fee for the initial Skygas unit, and place an additional $10,000,000 in escrow to pay for engineering, fabrication and construction costs associated with building a Skygas unit. Construction of the first plant to be located in Pennsylvania is expected to begin in the third quarter. The companies are currently in the process of getting the permits and other needed details to proceed with the construction of this unit. MPM will recognize the $1,000,000 in revenues in the period it is earned. When the joint venture is funded, MPM will also recognize its 85% interest in the capital of the venture. This is expected to occur in the third quarter 2000.

MPM has also entered into a Memorandum of Understanding with ONYX P.M., Inc., an environmental engineering and technology development company, for the purpose of establishing joint venture companies in China to produce and market synthetic wood made from organic waste and plastic. MPM and an investment group headed by ONYX will jointly fund the new operation. ONYX will also provide the proprietary processes and technologies for the manufacturing machinery and production.

MPM has not yet closed its acquisition of Environmental Consulting and Characterization, Inc. ("EC&C"). Negotiations are continuing and are expected to be finalized in the next two to three weeks. EC&C has patented processes for concentrating large volumes of air required to evacuate solvent laden air, and convert them to a smaller volume stream with a higher volatile organic compound content. This allows for treating these streams in a more efficient and cost effective manner.

MPM has also not completed the sale of its mining properties as the potential buyer has not completed its due diligence reviews.

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

Six and three months ended 6/30/00 compared to six and three months ended
6/30/99
For the six months ended 6/30/00, MPM had a net loss of $909,274, or $0.34 per share compared to net income of $59,093, or $0.03 per share for the six months ended 6/30/99. Revenues decreased 28.5% to $7,671,238 for the six months ended 6/30/00 compared to $10,724,089 for the six months ended 6/30/99. Revenues increased at HES by approximately 16%, but revenues at AirPol were down approximately 60%. Revenues at AirPol are expected to recover as work continues on the $6.4 million job in Utah. Increased revenues at HES were due to the continued improvements in sales from the increased sales staff. Decreases at AirPol were due largely to the postponement of the enforcement of some clean air legislation by the Environmental Protection Agency. Costs of sales decreased 23.4% to $6,132,444 for the six months ended June 30, 2000 compared to $8,460,614 for the six months ended June 30, 1999. This was due to the decreases in revenues. Operating expenses increased 6.7% to $2,380,286 for the six months ended June 30, 2000 compared to $1,902,962 for the six months ended 6/30/99. Operating expense increases were due primarily to the addition of four employees and the related costs, and to increases in rent and occupancy costs at AirPol.

For the three months ended 6/30/00, MPM had a net loss of $941,419, or $0.35 per share compared to net income of $17,517, or $0.01 per share for the three months ended 6/30/99. Revenues decreased 48.7% to $3,410,618 for the three months ended 6/30/00 compared to $6,647,177 for the three months ended 6/30/99.
 This was largely due to the postponement of the enforcement of some clean air legislation by the Environmental Protection Agency. Costs of sales decreased 42.3% to $3,083,711 for the three months ended June 30, 2000 compared to $5,348,764 for the three months ended June 30, 1999 due to the decrease in revenues. Operating expenses increased 26.0% to $1,228,889 for the three months ended June 30, 2000 compared to $975,388 for the three months ended 6/30/99. These increases were due to additional staffing and related costs, and to increases in rent and occupancy costs at AirPol.

The Company currently has a backlog of approximately $15,500,000. This includes $10.5 million at AirPol and $5 million at HES.

Financial Condition and Liquidity

For the six months ended June 30, 2000, the Company relied partly on related party advances to fund the operations of HES and AirPol. Current cash reserves and cash from continuing operations are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future. Working capital at 6/30/00 was $73,846 compared to $417,972 at 12/31/99. AirPol recently received a progress payment of approximately $700,000 on its large contract in Utah.

MPM is actively investigating alternative sources of capital such as private placements, stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM's Annual Meeting of Shareholders was held on June 12, 2000. Following are the results of the shareholders' voting:

Proposal 1 - Election of Directors

Name                        For       Withheld

Richard E. Appleby       2,089,686     7,587
Richard Kao              2,092,440     4,587
L. Craig Cary Smith      2,092,468     4,805


Proposal 2 - Approval of Amendment to the 1989 Stock Option Plan

        For       Against   Abstain   Not Voted

     1,629,087    50,147     8,276     409,763






ITEM 5.  OTHER INFORMATION

None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2000.





                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MPM Technologies, Inc.




        August 18, 2000                      /s/  Robert D. Little
    ---------------------                  ------------------------
          (date)                             Robert D. Little
                                             Corporate Secretary