Form 10QSB
period 2000-09-30
MPM TECHNOLOGIES INC
filed 2000-11-21
CIK 799268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                    For the quarter ended September 30, 2000
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         Washington                                         81-0436060
------------------------------------                --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


       222 W. Mission Ave.
            Suite 30
            Spokane, WA                                        99201
------------------------------------                --------------------------
     (Address of principal                                   (Zip Code)
      executive offices)

Issuers's telephone number, including area code: 509-326-3443

As of November 10, 2000, the registrant had outstanding 2,903,310 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        Financial Statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            SEPTEMBER              DECEMBER
                                                                             30, 2000              31, 1999
                                                                         ----------------      ----------------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                   $717,428              $194,399
     Accounts receivable, net of allowance for doubtful accounts
       of $185,000 and $25,000                                                  3,865,959             1,993,792
     Inventories                                                                  460,829               313,298
     Costs and estimated earnings in excess of billings                         1,242,530               535,252
     Other current assets                                                         384,441               168,516
                                                                         ----------------      ----------------
                     Total current assets                                       6,671,187             3,205,257
                                                                         ----------------      ----------------

Property, plant and equipment, net                                                260,747               302,150
Mineral properties held for sale                                                1,086,346             1,086,346
Notes receivable                                                                  273,000               275,000
Purchased intangible, net of accumulated amortization of $253,125
    and $202,500                                                                  421,875               472,500
Other assets, net                                                                 771,762               139,957
                                                                         ----------------      ----------------
Total Assets                                                                   $9,484,917            $5,481,210
                                                                         ================      ================


Current liabilities:
     Accounts payable                                                          $2,602,267            $1,412,097
     Accrued expenses                                                           1,654,751               239,624
     Billings in excess of costs and estimated earnings                         1,841,101               245,564
     Related party debt                                                           190,000               665,000
     Current portion of long-term debt                                             67,497               225,000
                                                                         ----------------      ----------------
                     Total current liabilities                                  6,355,616             2,787,285
                                                                         ----------------      ----------------
Long-term debt, less current portion                                              537,054               537,054
Negative goodwill, net                                                             24,767                38,593
                                                                         ----------------      ----------------
                     Total liabilities                                          6,917,437             3,362,932
                                                                         ----------------      ----------------

Minority interest                                                                  66,756                     0
                                                                         ----------------      ----------------

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       2,903,310 and 2,641,961 shares issued and outstanding                        2,903                 2,642
     Additional paid-in capital                                                11,134,634             9,950,148
     Accumulated deficit                                                       (8,636,813)           (7,834,512)
                                                                         ----------------     -----------------
                     Total stockholders' equity                                 2,500,724             2,118,278
                                                                         ----------------     -----------------
Total Liabilities, Equity & Minority                                           $9,484,917            $5,481,210
Interest
                                                                         ================     =================

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Quarter Ended               Nine Months Ended
                                                        September 30,                 September 30,
                                                 -------------------------    -----------------------------
                                                    2000        1999              2000             1999
                                                 -----------   -----------    ------------     ------------

Revenues                                         $3,994,410    $6,567,154     $11,665,648      $17,291,243
Cost of sales                                     2,543,172     5,470,765       9,025,616       13,931,379
                                                 -----------   -----------    ------------     ------------
Gross margin                                      1,451,238     1,096,389       2,640,032        3,359,864
Selling, general and administrative expenses      1,326,109     1,049,579       3,356,394        2,948,251
                                                 -----------   -----------    ------------     ------------
Income (loss) from operations                       125,129        46,810        (716,362)         411,613
                                                 -----------   -----------    ------------     ------------
Other income (expense):
       Interest expense                             (39,981)      (27,912)        (69,587)        (377,709)
       Other (expense) income, net                  (17,593)        8,834         (16,352)          52,921
                                                 -----------   -----------    ------------     ------------
Net other income (expense)                          (57,574)      (19,078)        (85,939)        (324,788)
                                                 -----------   -----------    ------------     ------------
Net income                                       $   67,555    $   27,732       ($802,301)         $86,825
                                                 ===========   ===========    ============     ============

Basic earnings per share:
       Net income                                $     0.02    $     0.01          ($0.30)           $0.04
                                                 ===========   ===========    ============     ============

Diluted earnings per share:
       Net income                                $     0.02    $     0.01          ($0.30)           $0.03
                                                 ===========   ===========    ============     ============

Weighted average shares of common stock
       outstanding - basic                        2,811,809     2,627,961       2,707,099        2,438,953
                                                 ===========   ===========    ============     ============

Weighted average shares of common stock
       outstanding - diluted                      3,760,000     3,606,575       3,674,089        3,417,567
                                                 ===========   ===========    ============     ============


                            MPM TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       --------------------------------------
                                                                              2000                 1999
                                                                       ----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               ($802,301)              $86,825
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                          94,364                95,705
          Interest imputed on related party debt                                  7,996                14,071
          Interest imputed on issue of stock                                        -                 266,666
          Stock issued for compensation                                          94,558                   -
          Change in assets and liabilities:
              Accounts receivable                                            (1,872,167)             (552,118)
              Costs and estimated earnings in excess of billings               (707,278)           (2,536,579)
              Inventories                                                      (147,531)              145,271
              Other assets                                                     (317,117)             (137,996)
              Accounts payable and accrued expenses                           2,605,297             2,393,019
              Billings in excess of costs and estimated earnings              1,595,537            (2,728,690)
                                                                       -----------------     -----------------
Net cash provided by (used in) operating activities                             551,358            (2,953,826)
                                                                       -----------------     -----------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                               (16,162)              (40,209)
                                                                       -----------------     -----------------
Net cash used in investing activities                                           (16,162)              (40,209)
                                                                       -----------------     -----------------
Cash flows from financing activities:
     Repayment of related party debt                                            (50,000)              (49,539)
     Repayment of note receivable                                                 2,000                (5,461)
     Repurchase and retirement of common stock                                      -                  (7,875)
     Proceeds from stock issues                                                  35,833               700,000
     Proceeds from related party debt                                               -                 400,000
                                                                       -----------------     -----------------
Net cash (used in) provided by financing activities                             (12,167)            1,037,125
                                                                       -----------------     -----------------
Net increase (decrease) in cash and cash equivalents                            523,029            (1,956,910)
Cash and cash equivalents, beginning of period                                  194,399             2,634,570
                                                                       -----------------     -----------------
Cash and cash equivalents, end of period                                       $717,428              $677,660
                                                                       =================     =================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                       $5,318                $4,036
                  Income taxes                                                   $  -                  $  -

Supplemental disclosure of non cash financing activities:

Common stock exchanged for amounts due to related parties                      $488,115                $   -
Common stock exchanged for 89.3% of company acquired                           $558,244                    -
Common stock subscribed                                                        $678,202                    -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  UNAUDITED FINANCIAL STATEMENTS

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 1999. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 1999. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2000.

2.  EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                    --------------------------------------------
                                                                     WEIGHTED-
                                                       NET            AVERAGE        PER-SHARE
                                                      INCOME          SHARES          AMOUNT
                                                     ----------     ----------       ---------
BASIC EPS
Income available to common
  stockholders                                       ($802,301)      2,707,099        ($ 0.30)

EFFECT OF DILUTIVE SECURITIES
Common stock options                                     -             966,990           -
                                                     ----------     ----------        ---------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                                        ($802,301)      3,674,089        ($ 0.30)
                                                     ==========     ==========        =========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                          WEIGHTED-
                                                         NET               AVERAGE            PER-SHARE
                                                        INCOME             SHARES               AMOUNT
                                                       --------          ------------         ---------
BASIC EPS
Income available to common
  stockholders                                          $ 67,555          2,811,809             $ 0.02

EFFECT OF DILUTIVE SECURITIES
Common stock options                                       -                948,191               0.00
                                                        --------          ---------            -------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                                           $ 67,555          3,760,000             $ 0.02
                                                        ========          =========             ======


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                          WEIGHTED-
                                                         NET               AVERAGE            PER-SHARE
                                                        INCOME             SHARES               AMOUNT
                                                       --------          ------------         ---------
BASIC EPS
Income available to common
  stockholders                                          $ 86,825          2,438,953             $ 0.04

EFFECT OF DILUTIVE SECURITIES
Common stock options                                       -                978,614              (0.01 )
                                                        --------          ---------            --------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                                           $ 86,825          3,417,567             $ 0.03
                                                        ========          =========             ======


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                          WEIGHTED-
                                                         NET               AVERAGE            PER-SHARE
                                                        INCOME             SHARES               AMOUNT
                                                       --------          ------------         ---------
BASIC EPS
Income available to common
  stockholders                                          $ 27,732          2,627,961             $ 0.01

EFFECT OF DILUTIVE SECURITIES
Common stock options                                       -                978,614                -
                                                        --------          ---------             ----

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                                           $ 27,732          3,606,575             $ 0.01
                                                        ========          =========             ======

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

The segments' profit and loss components and schedule of assets as of September 30, 2000 are as follows:

                                   AIR                 AIR
                                POLLUTION           POLLUTION
                                 CONTROL             CONTROL            ALL
                                 (HEAT)            (SCRUBBERS)         OTHERS               TOTAL
                                ---------          -----------        --------          ---------
Revenue external.............$  7,424,397          $ 4,241,251        $   -           $11,665,648
Revenue internal.............       -                    -                -                 -
Segment profit (loss)........     169,288             (516,500)        (455,089)         (802,301)
Segment assets...............   5,239,784            3,088,017        1,157,116         9,484,917

Reconciliation of segment revenues, net income, total assets and other significant items for the nine and three months ended September 30, 2000 are as follows:


                                                     NINE MONTHS                THREE MONTHS
                                                        ENDED                       ENDED
                                                  SEPTEMBER 30, 2000         SEPTEMBER 30, 2000
                                                  ------------------         ------------------
         REVENUES
         --------
         Total revenues for reportable segments .........$ 11,665,648            $  3,994,411
         Other revenues                                             0                       0
                                                       --------------            ------------
         Total consolidated revenues.....................$ 11,665,648            $  6,567,154
                                                       ==============            ============

         PROFIT OR LOSS
         --------------
         Total profit or loss for reportable segments... $   (347,212)           $    221,960
         Other profit or loss............................... (455,089)               (154,405)
                                                             ---------           -------------

         Total consolidated profit or loss...............$   (802,301)           $     67,555
                                                         =============           ============


                                                                     AT SEPTEMBER 30, 2000
                                                                     ---------------------
                  ASSETS
                  ------
                  Total assets for reportable segments................  $  8,426,220
                  Other assets........................................     2,512,375
                  Elimination of intersegment assets..................    (1,453,678)
                                                                         ------------

                  Total consolidated assets...........................  $  9,484,917
                                                                         ============

The segments' profit and loss components and schedule of assets as of September 30, 1999 are as follows:

                                   AIR                 AIR
                                POLLUTION           POLLUTION
                                 CONTROL             CONTROL             ALL
                                 (HEAT)            (SCRUBBERS)         OTHERS               TOTAL
                                ---------          -----------        --------          ---------
Revenue external.............$  7,157,272         $10,133,971         $  -            $17,291,243
Revenue internal.............       -                   -                88,000            88,000
Segment profit (loss)........     277,231             480,987         ( 671,393)           86,825
Segment assets...............   4,085,415           4,998,893         4,829,241        13,913,549

Reconciliation of segment revenues, net income, total assets and other significant items for the nine and three months ended September 30, 1999 are as follows:

                                                     NINE MONTHS                THREE MONTHS
                                                        ENDED                       ENDED
                                                  SEPTEMBER 30, 2000         SEPTEMBER 30, 2000
                                                  ------------------         ------------------
         REVENUES
         --------
         Total revenues for reportable segments .........$17,291,243            $ 6,567,154
         Other revenues..................................     88,000                 22,000
         Elimination of intersegment revenues............ (   88,000)             (  22,000)
                                                         ------------           ------------

         Total consolidated revenues.....................$17,291,243            $ 6,567,154
                                                         ============           ===========

         PROFIT OR LOSS
         --------------
         Total profit or loss for reportable segments.....$  758,218            $   236,286
         Other profit or loss...........................    (671,393)              (208,554)
                                                            ---------           ------------
         Total consolidated profit or loss...............$    86,825            $    27,732
                                                         ============           ============

                                                                   AT SEPTEMBER 30, 1999
                                                                   ---------------------
                  ASSETS
                  ------
                  Total assets for reportable segments.................$  9,084,308
                  Other assets.........................................   4,829,241
                  Elimination of intersegment assets...................  (3,447,107)
                                                                       -------------

                  Total consolidated assets............................$ 10,466,442
                                                                       =============


4.  SUBSEQUENT EVENTS

The Company entered into an agreement to purchase 100% of the stock of National Capital Corporation, a holding company with four subsidiaries (collectively "ST2EP"). ST2EP currently has a backlog in excess of $565,000,000, and proposals in process, which exceed $2 billion in the aggregate. ST2EP has warranted that it will achieve over $12 million in earnings before income taxes for the fifteen-month period subsequent to the acquisition.

The transaction requires the approval of the Company's shareholders although insiders who represent a majority of the shareholders have approved the transaction. MPM is currently preparing the proxy statement to inform all the shareholders of the details of the transaction and obtain their approval. Once shareholder approval is received, MPM will issue a significant number of shares to finalize the deal. The shares are expected to be issued during the fourth quarter of 2000 and the transaction reflected in MPM's year-end financial statements.

Due to ST2EP'S revenue and income recognition attributable to their billing methods, it is possible ST2EP revenue and profits reported for September 2000 could have been from activities of prior periods.

Arthur Andersen, LLP is engaged to complete the audit of ST2EP, LLC 1999 financial statements.

Contained in the merger agreement between ST2EP, National Capital Corporation and MPM it was agreed that Metal Separation Technology, Inc. (MST) would purchase 100% of the shares of MPM Mining, Inc. ("MPMM") from MPM for $1,250,000 provided MPMM receives a clean bill and/or acknowledgement that MPMM is in compliance with environmental regulations from the Montana Department of Environmental Quality which it has. MST executed a $1,250,000 promissory note with MPM for the purchase payable over ten years at 8% interest per annum with interest only for the first two years and interest and principal amortized over the next eight years. The note will be secured by a first mortgage on the property of MPMM and a guarantee from MST. As additional consideration MPM will receive 10% of the MST pre-tax profit, if any, each year for ten years after the closing.

Some shareholders of MST were shareholders of ST2EP and National Capital Corporation and have warranted to transfer metal recovery technology to MST that will enable MST to attain a competitive edge through improved yields of precious metal recovery and reduce cost per unit attributable to the technology utilization.

On October 1, 2000, an agreement was entered between MPM and National Capital Corporation whereby MPM charges a management consulting fee for sales, marketing, finance, mergers, and acquisitions related services. The agreed fee to be paid to MPM is variable and is equal to 90% of the fourth quarter 2000 pre-tax profits, if any, of National Capital Corporation consolidated including ST2EP, LLC.


                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operations, products and services and growth in demand for the Company's services. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the Cautionary Statements") are disclosed in the annual report filed on Form 10-KSB. All subsequent written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are, not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurrence of unanticipated events.

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

MPM holds a 58.21% interest in Nupower Partnership through its wholly owned subsidiary, Nupower, Inc. Nupower Partnership is engaged in the development and commercialization of a waste-to-energy process which has been named "Skygas". Skygas is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals.

MPM controls 32 claims on approximately 1,000 acres in the historical Emery Mining District in Montana through its wholly-owned subsidiary, MPM Mining, Inc. In accordance with the Board of Directors' mandates, MPM's management is actively seeking out mining and other businesses to purchase its mining properties and equipment. MPM has entered an agreement with Metal Separators Technology, Inc.
(MST) for MST to purchase 100% of the stock of MPM Mining, Inc. for $1,250,000; see subsequent events comments above.

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine and three months ended September 30, 2000 and 1999 include the operations of HES, AirPol, Skygas and MPM.

MPM has entered into a Memorandum of Understanding with ONYX P.M., Inc., an environmental engineering and technology development company, for the purpose of establishing joint venture companies in China to produce and market synthetic wood made from organic waste and plastic. MPM and an investment group headed by ONYX will jointly fund the new operation. ONYX will also provide the proprietary processes and technologies for the manufacturing machinery and production.

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

Nine and three months ended 9/30/00 compared to nine and three months ended 9/30/99
For the nine months ended 9/30/00, MPM had a net loss of $802,301, or $0.30 per share compared to net income of $86,825, or $0.03 per share for the nine months ended 9/30/99. Revenues decreased 32.5% to $11,665,648 for the nine months ended 9/30/00 compared to $17,291,243 for the nine months ended 9/30/99. Revenues were flat at HES, but revenues at AirPol were down approximately 58%. Decreases at AirPol were due largely to the postponement of the enforcement of some clean air legislation by the Environmental Protection Agency. Costs of sales decreased 35.2% to $9,025,616 for the nine months ended September 30, 2000 compared to $13,931,379 for the nine months ended September 30, 1999. This was due to the decreases in revenues. Operating expenses increased 13.8% to $3,356,394 for the nine months ended September 30, 2000 compared to $2,948,251 for the nine months ended 9/30/99. Operating expense increases were due primarily to the addition of four employees and the related costs, and to increases in rent and occupancy costs at AirPol.

For the three months ended 9/30/00, MPM had net income of $67,555, or $0.02 per share compared to net income of $27,732, or $0.01 per share for the three months ended 9/30/99. Revenues decreased 39.2% to $3,994,410 for the three months ended 9/30/00 compared to $6,567,154 for the three months ended 9/30/99. This was largely due to the postponement of the enforcement of some clean air legislation by the Environmental Protection Agency. Costs of sales decreased 53.5% to $2,543,172 for the three months ended September 30, 2000 compared to $5,470,765 for the three months ended September 30, 1999 due to the decrease in revenues and improved margins from 16.7% of revenue in for the three months ended September 30, 1999 to 36.3% for the three months ended September 30, 2000. Operating expenses increased 26.3% to $1,326,109 for the three months ended September 30, 2000 compared to $1,049,579 for the three months ended 9/30/99. These increases were due to additional staffing and related costs, and to increases in rent and occupancy costs at AirPol. A restructuring plan has been implemented to improve the profitability of HES through expanding the post completion service business and reducing redundant staff activities.

The Company currently has a backlog of approximately $15,000,000. This includes $10 million at AirPol and $5 million at HES.


Financial Condition and Liquidity

For the nine months ended September 30, 2000, the Company relied on operating revenues to fund the operations of HES and AirPol. Current cash reserves and cash from continuing operations are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future. Working capital at 9/30/00 was $315,571 compared to $417,972 at 12/31/99. The working capital of $315,571 does not include the subscription receivable due from an insider exercising stock options of $678,202.

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

There were no matters presented to the shareholders for vote during the third quarter of 2000.

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MPM Technologies, Inc.




       November 20, 2000                            /s/ Robert D. Little
---------------------------------             --------------------------
           (date)                                       Robert D. Little
                                                        Corporate Secretary