Form 10KSB40
period 2000-12-31
MPM TECHNOLOGIES INC
filed 2001-04-18
CIK 799268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $13,900,545

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $5.00 at which the common equity was sold as of March 20, 2001 was $14,666,455.

The number of shares outstanding of the registrant's common stock as of March 20, 2001 was 2,933,291.

Transitional Small Business Disclosure Format
                  Yes __   No X

PART  I

Item 1.  Business

MPM Technologies, Inc. ("MPM" or "the Company") has four wholly-owned subsidiaries: Huntington Environmental Systems, Inc. ("HES"), AirPol, Inc. ("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining ("Mining"). MPM was incorporated in 1983. For the year ended December 31, 2000, HES and AirPol were the only revenue generating entities.

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

NUPOWER, INC.

The Company holds a 58.21% interest in Nupower Partnership through its ownership of Nupower. No other operations were conducted through Nupower. Nupower Partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. Nupower Partnership owns 85% of the Skygas Venture. MPM separately owns 15% of the Venture.

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

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

MPM's reportable segments are business units that offer different products. The reportable segments are each managed separately because they design and engineer distinct products with different applications in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. For the years ended December 31, 2000 and 1999, the Company operated in two segments. Data for segment reporting is shown in the notes to the consolidated financial statements in Item 7.

BACKLOG

MPM had a backlog of orders and work in progress aggregating approximately $13,198,000 at December 31, 2000. This is comprised of approximately $8,752,000 at AirPol and approximately $4,446,000 at HES. It is anticipated that operations will consume these backorders during 2001. There is currently no other backlog of orders for any of MPM's other businesses. Backlog at December 31, 1999 was approximately $5,000,000.


WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place some time during 2001.

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

EMPLOYEES

At December 31, 2000, MPM employed fourteen full-time employees at HES, and fourteen full-time employees at AirPol. MPM believe that its relations with its employees are good.


Item 2.  Properties

HES presently owns no property related to its air pollution control business. It leases its office space under a lease expiring in September of 2003, with an option for an additional five years. AirPol leases its office space under a sublease that expires in August of 2002. MPM has no property related to its waste-to-energy operations. MPM believes that its existing facilities are adequate for the current level of operations.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2000.


PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

a)  Market Information

MPM's common stock trades on The Nasdaq SmallCap Market under the symbol MPML. The following table shows quarterly high and low bid prices for 2000 and 1999 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                      High Bid           Low Bid
2000
First Quarter                                         $   7.50          $  4.31
Second Quarter                                            8.56             4.25
Third Quarter                                             8.50             4.90
Fourth Quarter                                            8.00             5.00

1999
First Quarter                                         $   4.25          $  2.25
Second Quarter                                            3.50             2.00
Third Quarter                                             9.63             5.13
Fourth Quarter                                            7.25             3.00

b) Holders

As of March 20, 2001, there were approximately 2,300 holders of record of the Registrant's common stock.

c)  Dividends

MPM has not paid dividends in the past. It is not anticipated that MPM will distribute dividends for the foreseeable future. Earnings of MPM are expected to be retained to enhance its capital and expand its operations.

d)  Recent Sales of Unregistered Securities

During 2000, MPM entered into the following transactions involving securities not registered under the Securities Act:

MPM issued 100,000 shares of its common stock at $4.25 per share in settlement of a $425,000 debt to a shareholder/officer.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to reading this section, you should read the consolidated financial statements that begin on page F-1. That section contains all detailed financial information including our results of operations.

a)  Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed HES to operate this air pollution control business. The results of operations for the years ended December 31, 2000 and 1999 include the operations of HES and AirPol for the entire years.

For the year ended December 31, 2000, MPM had consolidated revenues of $13,900,545. Consolidated revenues for 1999 were $19,414,593.

For 2000 and 1999, MPM included all assets related to its mining and related properties as being held for sale pursuant to the directive of the Board of Directors that the properties should be sold. For more information regarding these matters, see the financial statements included as Item 7 in this filing.

During 2000, HES management was reorganized, and there were personnel reductions and other cost saving changes. Going into 2001, emphasis is being placed on combining the resources of HES and AirPol to realize additional cost savings.

Management of HES believes that the current climate for its products is extremely strong. The recent Supreme Court ruling against businesses that were trying to tie costs of compliance to enforcement has only served to intensify the need for air pollution control equipment. While it is unclear how that ruling and future enforcement by the Environmental Protection Agency will impact the industry, it is evident that there is a great deal of activity and interest. Requests for quotations are at unprecedented levels both for firm quotations and for budget quotations. Firm quotations are requests to quote on projects that the customer is currently planning to implement, and budget quotations are for customers who are in the process of doing their capital budgeting, and may be planning to include an HES unit, upgrade or service.

HES management is anticipating improvements in all areas during 2001. The goal is to produce at least $1,000,000 in orders booked each month. Sales for 2001 are projected to be in excess of $12,000,000 which would be a 25% increase over 2000. This projection is based on the 2000 year end backlog, and on the levels of sales activity that are currently being experienced. These increased levels of activity are attributed to the heightened awareness of EPA legislation due to the Supreme Court decision, and to efforts by HES personnel to increase market share.

AirPol's sales performance for 2000 was disappointing due largely to the postponement of some air quality legislation enforcement. AirPol management is optimistic for the year 2001 because the air quality legislation enforcement that was postponed will now impact significantly the level of sales activity in the current year. This is being reflected currently in the increased levels of activity for both firm quotations and budget quotations. AirPol has also bolstered its sales force with a key strategic addition.

In December 2000 the United States Environmental Protection Agency promulgated the long delayed "Pulp and Paper Cluster Rules" based on the Clean Air Act II legislation. There are 153 pulp and paper mills in the U.S. that will be affected by the new rules. These mills will have to either upgrade or retrofit new air pollution control equipment. AirPol has been a supplier of air pollution control equipment in the pulp and paper industry for over 30 years. It has over 400 equipment installations in pulp and paper mills and is anticipating that many orders will come from customers who already have AirPol equipment in place. Many of these customers will be looking to upgrade the old equipment to meet the new emission standards. Management expects to get approximately 40 upgrade/retrofit projects over the next two years aggregating about $10 million in sales for this market segment.

The Maximum Achievable Control Technology ("MACT") Rules for Hazardous Waste Incinerators ("HWI") was promulgated in October 1999. Facilities classified as HWI have until April 2003 to prove they are in compliance with the new emission standards. There are approximately 130 of these facilities in the U.S. Many of these facilities will need to purchase air pollution control equipment during 2001 to meet the 2003 deadline. Management anticipates AirPol will get ten or more of these types of projects in 2001 and 2002 with an aggregate sales value of $10 million.

The EPA promulgated the MACT Rules for small municipal solid waste incinerators and Commercial Industrial Solid Waste Incinerators in December 2000. Over 50 facilities are affected by these rules. To meet the April 2003 compliance deadline, these facilities will need to start purchasing activities from mid 2001 to early 2002. Over the next 18 months, AirPol expects to have sales in this market segment of $7 to $10 million.

These activities and other sales are expected to result in total sales for AirPol for 2001 of $12,000,000. Combined with HES's anticipated sales of $12,000,000, MPM's consolidated revenues for 2001 are expected to be $24,000,000. This should translate to a $3 to $4 million net profit in 2001.

During the fourth quarter 2000, MPM announced a proposed transaction with ST2EP, LLC. In December, the Company announced that it was working with its advisors to restructure the proposed transaction. On January 30, the Company reiterated that negotiations were ongoing to restructure the transaction. These negotiations continue at present and are expected to conclude in the second quarter 2001.

At December 31, 2000, MPM had deferred tax assets of approximately $3,000,000, and has provided a valuation allowance in an equal amount since, in the opinion of management, it cannot be determined that it is more likely than not that MPM will realize the benefits of the assets.

2000 COMPARED TO 1999

Revenues decreased $5,514,048, or 28.4%, from $19,414,593 in 1999 to $13,900,545 in 2000. This was due to significantly lower sales at AirPol because of the postponement of enforcement of clean air legislation. The net loss for 2000 was $1,164,996, or $0.43 per share, compared to $945,406, or $0.41 per share for 1999.

MPM's gross margin for 2000 decreased $1,133,016 to $2,653,710. This was a 29.9% decrease from 1999's gross margin of $3,786,726. This was due largely to revenue decreases at AirPol. MPM's gross margin percentage decreased 0.5% from 19.5% in 1999 to 19% in 2000. This was due to aggressively pursuing jobs with lower margins to improve cash flow.

Selling, general and administrative expenses decreased $641,260, or 14.7%, from $4,358,529 in 1999 to $3,717,269 in 2000. This was due to costs cuts associated with the reorganization, and staff reductions.


LIQUIDITY AND CAPITAL RESOURCES

During 2000, funds for operations were provided principally by cash generated by the continuing operations of HES and AirPol, a capital contribution by a director (through the conversion of debt) and short-term loans by a director.

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

Following is a summary from MPM's consolidated statements of cash flows:

                                                                            Year ended
                                                                            December 31,
                                                                 --------------------------------
                                                                     2000              1999
                                                                  ----------        ----------

         Net cash provided by (used in) operating activities     $ 381,554          ($2,714,535)

         Net cash used in investing activities                     (16,062)             (56,254)

         Net cash provided by financing activities                  14,083              330,618

         Net increase  (decrease) in cash and cash equivalents     379,575           (2,440,171)

The net cash provided by operating activities in 2000 of $381,554 was due primarily to decreases in billings in excess of costs and estimated earnings, and increases in accounts payable and accrued expenses. This was due mainly to the decreased activity level at AirPol. The net cash used in operating activities in 1999 of $2,714,535 was due primarily to decreases in billings in excess of costs and estimated earnings on contracts in progress, and increases in costs and estimated earnings in excess of billings. This was due to a decrease in orders booked in the fourth quarter, the cancellation of a significant contract at HES, and decreased levels of activity in the fourth quarter.

The net cash used in investing activities of $16,062 and $56,254 in 2000 and 1999, respectively, was entirely due to acquisitions of property and equipment.

The net cash provided by financing activities in 2000 of $14,083 was due primarily to cash generated from the issuance of stock through the exercise of options. The net cash provided by financing activities in 1999 of $330,618 was due primarily to the capital infusion from an officer/director of $1,100,000 net of repayment of prior proceeds raised of approximately $760,000. In 1998, the net cash provided by financing activities was due to approximately $760,000 received from a preferred stock subscription which partly offset offering costs related to the preferred stock subscription, by repayments of debt and the repurchase of MPM's common stock. MPM completed its private offering of preferred stock in early 1999. Net proceeds raised were $975,000. Prior to the issuance of the preferred shares, the agreement was rescinded and MPM refunded the monies advanced.

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


IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, HES and AirPol pass increased costs on to their customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 2000 was negligible.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Reports of Independent Certified Public Accountants.......         ................F-1 to F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.......................F-3

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999.......................................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
    2000 and 1999..................................................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999.......................................................................F-6 to F-7

Summary of Accounting Policies.....................................................F-8 to F-11

Notes to Consolidated Financial Statements.........................................F-12 to F-21

                          Independent Auditor's Report

To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 2000 and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 9, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
MPM Technologies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


BDO Seidman, LLP



Spokane, Washington
February 4, 2000

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                DECEMBER 31,
                                                                                   -----------------------------------
                                                                                         2000                1999
                                                                                   -------------       ---------------
Current assets:
     Cash and cash equivalents..................................................   $     573,974       $      194,399
     Accounts receivable, less allowance for doubtful accounts of $25,000 for
        2000 and 1999 (Notes 11 and 14).........................................       4,297,089            1,993,792
     Inventories (Note 3).......................................................         530,730              313,298
     Costs and estimated earnings in excess of billings (Notes 1 and 2).........         669,249              535,252
     Other current assets.......................................................         621,145              168,516
                                                                                   -------------       ---------------
              Total current assets..............................................       6,692,187            3,205,257
Property, plant and equipment, net (Notes 1 and 4)..............................         240,201              302,150
Mineral properties held for sale (Note 12)......................................       1,086,346            1,086,346
Prepaid royalty (Note 13).......................................................         273,000              275,000
Purchased intangible, net of accumulated amortization of $202,500 and $135,000
     (Note 15)..................................................................         405,000              472,500
Other assets, net (Note 8)......................................................         825,123              139,957
                                                                                   -------------       ---------------
                                                                                  $    9,521,857       $    5,481,210
                                                                                   =============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable (Note 1)..................................................  $    2,506,121       $    1,412,097
     Accrued expenses (Note 1)..................................................       1,452,255               72,340
     Billings in excess of costs and estimated earnings (Notes 1 and 2).........       2,376,387              245,564
     Accrued expenses - related party (Note 14).................................              --              167,284
     Related party debt (Note 7)................................................         190,000              665,000
     Current portion of long-term debt (Note 6).................................         300,000              225,000
                                                                                   -------------       ---------------
              Total current liabilities.........................................       6,824,763            2,787,285
     Long-term debt, less current portion (Note 6)..............................         510,389              537,054
     Negative goodwill, net (Note 1)............................................          20,158               38,593
                                                                                   -------------       ---------------
              Total liabilities.................................................       7,355,310            3,362,932
                                                                                   -------------       ---------------
Commitments and contingencies (Notes 8 and 12)
Stockholders' equity (Note 10):
     Common stock, $0.001 par value; 100,000,000 shares authorized;
        2,933,291 and 2,641,961 shares issued and outstanding...................           2,933                2,642
     Additional paid-in capital.................................................      11,163,122            9,950,148
     Accumulated deficit........................................................      (8,999,508)          (7,834,512)
                                                                                   -------------       ---------------
              Total stockholders' equity........................................       2,166,547            2,118,278
                                                                                   -------------       ---------------
                                                                                  $    9,521,857       $    5,481,210
                                                                                   =============       ==============-


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                -------------------------------------
                                                                                       2000                 1999
                                                                                ---------------       ---------------
Revenues (Notes 2 and 16).......................................................$    13,900,545       $   19,414,593
Cost of sales...................................................................    (11,246,835)         (15,627,867)
                                                                                ---------------       ---------------
Gross margin....................................................................      2,653,710            3,786,726
Selling, general and administrative expenses....................................     (3,717,269)          (4,358,529)
                                                                                ---------------       ---------------
Loss from operations............................................................     (1,063,559)            (571,803)
                                                                                ---------------       ---------------
Other income (expense):
   Interest expense (Note 7)....................................................        (87,628)            (404,390)
   Other income (expense), net..................................................        (13,809)              30,787
                                                                                ---------------       ---------------
Net other expense...............................................................       (101,437)            (373,603)
                                                                                ---------------       ---------------
Net loss........................................................................ $   (1,164,996)          $ (945,406)
                                                                                ===============       ===============
Loss per share - basic and diluted:
   Net loss                                                                      $        (0.43)         $    (0.41)
                                                                                ===============       ===============
Weighted average shares of common stock outstanding -
   basic and diluted............................................................      2,763,627           2,323,412
                                                                                ---------------       ---------------

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Additional                          Total
                                                      Common Stock             Paid-In        Accumulated       Stockholders'
                                                  Shares        Amount         Capital          Deficit           Equity
                                                 ---------   -----------  -------------    ---------------     ------------
Balance, January 1, 1999.......................  2,146,128   $     2,146  $   8,844,883    $  (6,889,106)       $1,957,923

Common stock issued for cash...................    150,000           150        299,850               --           300,000
Common stock purchased and retired.............     (1,500)          (1)         (4,346)              --            (4,347)

Common stock issued on conversion of debt......    333,333           333        399,667                            400,000

Beneficial conversion feature of debt issued...         --            --        266,666               --           266,666

Common stock issued on cashless exercise of
   stock options...............................     14,000            14         69,986               --            70,000

Interest imputed on related party debt
   (Note 7)....................................         --            --         13,442               --            13,442

Contributed services (Note 14).................         --            --         60,000               --            60,000

Net loss.......................................         --            --             --         (945,406)         (945,406)
                                                ----------   -----------  -------------    ---------------     ------------
Balance, December 31, 1999.....................  2,641,961         2,642      9,950,148       (7,834,512)        2,118,278

Common stock issued on conversion of debt......    117,532           118        487,998               --           488,116

Common stock issued for acquisition of
   patents (Note 1)............................     89,300            89        558,155               --           558,244

Common Stock issued for compensation...........     14,498            14         94,544               --            94,558

Interest imputed on related party debt
   (Note 7)....................................         --            --         10,264               --            10,264

Common stock issued on exercise of stock
   options.....................................     70,000            70         62,013               --            62,083

Net loss.......................................         --            --             --       (1,164,996)       (1,164,996)
                                                ----------   -----------  -------------    ---------------     ------------
Balance, December 31, 2000..................... $2,933,291    $    2,933   $ 11,163,122     $ (8,999,508)      $ 2,166,547
                                                ==========   ===========  =============    ===============     ============


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                        2000                 1999
                                                                                  --------------           -----------
Cash flows from operating activities:
   Net loss.....................................................................  $   (1,164,996)          $ (945,406)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization..............................................         128,164              123,456
     Gain on disposal of assets.................................................              --                  741
     (Recovery) of bad debts....................................................              --              (43,138)
     Finance charge on beneficial conversion....................................              --              266,666
     Cashless option exercise...................................................              --               70,000
     Interest imputed on related party debt.....................................          10,264               13,442
     Contributed services.......................................................              --               60,000

     Change in assets and liabilities:
         Accounts receivable....................................................      (2,303,297)            (320,024)
         Costs and estimated earnings in excess of billings.....................        (133,997)           1,036,581
         Inventories............................................................        (217,432)             183,666
         Other assets...........................................................        (547,187)            (119,056)
         Accounts payable and accrued expenses..................................       2,290,096              532,177
         Billings in excess of costs and estimated earnings.....................       2,130,823           (3,573,640)
                                                                                  --------------           -----------
Net cash provided by (used in) operating activities.............................         381,554           (2,714,535)
                                                                                  --------------           -----------
Cash flows from investing activities:

Acquisition of property, plant and equipment....................................         (16,062)             (56,254)
                                                                                  --------------           -----------
Net cash (used in) investing activities.........................................         (16,062)             (56,254)
                                                                                  --------------           -----------
Cash flows from financing activities:
   Stock issued for cash........................................................          62,083              300,000
   Proceeds from issuance of convertible debt...................................              --              400,000
   Repurchase and retirement of common stock....................................              --               (4,347)
   Repayment of preferred stock deposit.........................................              --             (760,250)
   Advances of related party debt...............................................              --              450,000
   Repayments of related party debt.............................................         (50,000)             (55,000)
   Payment on prepaid royalty...................................................           2,000                   --
                                                                                  --------------           -----------
Net cash provided by financing activities.......................................          14,083              330,618
                                                                                  --------------           -----------
Net increase (decrease) in cash and cash equivalents............................         379,575           (2,440,171)
Cash and cash equivalents, beginning of year....................................         194,399            2,634,570
                                                                                  --------------           -----------
Cash and cash equivalents, end of year..........................................      $  573,974           $  194,399
                                                                                  ==============           ===========


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                        2000                 1999
                                                                                   -------------        ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest....................................................................    $  7,416              $ 27,474

Non-cash investing and financing activities:
    Common stock exchanged for amounts due to related parties...................    $488,116              $    --
     Common stock exchanged for asset...........................................    $558,244              $    --
    Notes payable converted to shares of common stock...........................    $     --              $400,000
    Common stock issued through non-cash exercise of options....................    $     --              $ 70,000


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

REVENUE RECOGNITION

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repair and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 2000 and 1999, no amounts were recognized for estimated contract losses.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


ADVERTISING COSTS

Advertising costs are charged to operations when incurred. Advertising expense was $50,153 and $119,854 for the years ended December 31, 2000 and 1999, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets as of December 31, 2000 and 1999 for cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


EARNINGS PER SHARE

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the average number of shares actually outstanding during the period. Diluted earnings per share reflects the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 2000 and 1999, outstanding options to purchase 1,014,480 and 1,084,480 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive. As the Company's stock options are antidilutive, basic and diluted earnings per share are the same for all periods presented.

RECLASSIFICATIONS

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 consolidated financial statement presentation.

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

As of July 2, 1998, the fair values of assets acquired and liabilities assumed were as follows:

        Costs and estimated earnings in excess of billings     $248,038
        Plant, property and equipment ....................       89,539
        Goodwill .........................................      760,532
        Accrued expenses .................................      (15,751)
        Billings in excess of costs and estimated earnings     (547,748)
                                                               --------
                                                               $534,610
                                                               ========

Included in the December 31, 2000 accounts receivable balance is a total of $583,000 which is the net outstanding amount from those jobs which were acquired from FLS Miljo, Inc. at the date of acquisition, and have since been completed.

In September 2000, the Company entered into an agreement to acquire substantially all of the stock of New Monitor Builders, Inc. Since the only assets of New Monitor Builders were patents, the agreement was changed, and the Company acquired only the patents. The Company issued 89,300 shares of its common stock, and recorded the patents acquired at the market value of the stock on its date of issue, $588,244.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Following is a summary of costs, billings, and estimated earnings on contracts in progress:

                                                        DECEMBER 31,
                                               ------------------------------
                                                   2000              1999
                                               ------------      ------------
   Costs incurred on contracts in progress     $  5,941,957      $ 13,212,258
   Estimated earnings ....................        1,705,015         2,910,473
                                               ------------      ------------
                                                  7,646,972        16,122,731
   Less billings to date .................        9,354,110        15,833,043
                                               ------------      ------------
                                               $ (1,707,138)     $    289,688
                                               ============      ============

The above accounts are shown in the accompanying consolidated balance sheets under these captions:

                                                          DECEMBER 31,
                                                 ----------------------------
                                                    2000             1999
                                                 -----------      -----------
   Costs and estimated earnings in excess of
     billings ..............................     $   669,249      $   535,252
   Billings in excess of costs and estimated
     earnings ..............................      (2,376,387)        (245,564)
                                                 -----------      -----------
                                                 $(1,707,138)     $   289,688
                                                 ===========      ===========

3. INVENTORIES

Inventories consist of the following:

                                             DECEMBER 31,
                                         ---------------------
                                           2000         1999
                                         --------     --------
                  Equipment ........     $420,434     $223,748
                  Chemicals ........       74,811       55,324
                  Parts and supplies       35,485       34,226
                                         --------     --------
                                         $530,730     $313,298
                                         ========     ========

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                   DECEMBER 31,
                                              ---------------------
                                                2000         1999
                                              --------     --------
            Equipment ...................     $385,733     $371,363
            Furniture and fixtures ......      133,500      130,720
            Leasehold improvements ......       14,708       14,708
                                              --------     --------
                                               533,941      516,791
            Less accumulated depreciation      293,740      214,641
                                              --------     --------
                                              $240,201     $302,150
                                              ========     ========

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Depreciation expense charged to operations was $79,282 and $73,390 in 2000 and 1999, respectively.

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

6. LONG-TERM DEBT

In conjunction with the Company's acquisition of HES (See Note 1), the Company assumed a long-term obligation totaling $1,200,000, which is payable in sixteen annual installments of $75,000. As there was no stated interest rate on the obligation, an imputed interest rate of 9%, which represented the Company's estimated borrowing rate, was utilized. The payments due in 2000, 1999 and 1998 have not been made as the Company believes the note holder has breached the agreement. Under the terms of the agreement, non-payment does not result in the debt being callable. At December 31, 2000 and 1999, the carrying value of the obligation, net of discount, was $810,389 plus accrued interest. At December 31, 2000 and 1999, current amounts owed under this obligation are $300,000 and $225,000, respectively.

7. RELATED PARTY DEBT

Related party debt consists of advances received from various directors and related parties. At December 31, 2000 and 1999, amounts owed these related parties totaled $190,000 and $665,000, respectively, and are due on demand.

During 2000, an officer/director converted $425,000 of related party debt into the Company's common stock at the then current market price. Additionally, $50,000 of other related party debt was repaid.

Certain of the related party creditors voluntarily agreed to terminate their current and future right to interest payments. As such, interest expense of $10,264 and $13,442 has been imputed on this debt at 10% for 2000 and 1999 with a corresponding offset to additional paid-in capital.


8. COMMITMENTS AND CONTINGENCIES

The Company leases office space and mineral properties under operating leases that expire at various dates through 2003. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are as follows:

      YEAR ENDING DECEMBER 31,                 AMOUNT
      -------------------------------------   --------
              2001.........................    312,000
              2002.........................    244,000
              2003.........................     81,000
                                              --------
                                              $637,000
                                              ========

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Rent expense for the years ended December 31, 2000 and 1999 was $355,000 and $250,000, respectively.

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

9. INCOME TAXES

As of December 31, 2000 and 1999, the significant components of the Company's net deferred tax asset is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       2000            1999
                                                   -----------     -----------
 Net operating loss carryforward .............     $ 2,512,000     $ 2,005,000
 Differences between book and tax depreciation         230,000         264,000
 Goodwill and purchase asset adjustments .....          11,000          12,000
 Writedown of mineral properties .............         136,000         136,000
 Other .......................................          70,000         (11,000)
                                                   -----------     -----------
                                                     2,959,000       2,406,000
 Less: valuation allowance ...................       2,959,000       2,406,000
                                                   -----------     -----------
                                                   $        --     $        --
                                                   ===========     ===========

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at both December 31, 2000 and 1999.

At December 31, 2000, the Company has net operating loss carryforwards totaling approximately $7.5 million that expire in the years 2001 through 2020.


10. STOCKHOLDERS' EQUITY

STOCK OPTION PLAN

On May 22, 1989, the shareholders of the Company voted to approve a stock option plan (the Plan) for selected key employees, officers and directors of the Company. The Plan is administered by a Compensation Committee of the Board of Directors (the "Committee") consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the Plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the Committee relating

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to the Plan. Under the Plan, a maximum of 292,222 shares were approved to be granted, which in 2000 and 1999, was increased by 300,000 and 250,000, respectively, to 842,222. Generally, the Plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchased price will be paid in full on the date of purchase.

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                WEIGHTED
                                                                AVERAGE
                                                                OPTION
                                                 OPTIONS         PRICE
                                                ---------      ----------
          Outstanding at January 1, 1999 .        247,613      $     0.89
          Granted ........................        857,667            2.15
          Exercised ......................        (20,800)          (2.00)
          Expired ........................             --              --
                                                ---------      ----------
          Outstanding at December 31, 1999      1,084,480            1.86
          Granted ........................             --              --
          Exercised ......................        (70,000)          (0.89)
          Expired ........................             --              --
                                                ---------      ----------
          Outstanding at December 31, 2000      1,014,480      $     1.93
                                                =========      ==========

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 23 percent; risk-free interest rate of 5.25 percent; and expected lives of five years. The weighted average fair value at date of grant for options granted to employees in 1999 was $1.09 per option. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for each of the two years in the period ended December 31, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below:

                                    YEAR ENDED DECEMBER 31
                                 ----------------------------
                                     2000             1999
                                 -----------      -----------
              Net loss
                 As reported     $(1,164,996)     $  (945,406)
                 Pro forma .     $(1,657,417)     $(1,532,385)

              Loss per share
                 As reported     $     (0.43)     $     (0.41)
                 Pro forma .     $     (0.60)     $     (0.66)

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                Options
                          Number          Weighted          Outstanding and
       Range of         Outstanding        Average       Exercisable Weighted
       Exercise       and Exercisable     Exercise         Average Remaining
        Prices          at 12/31/00         Price      Contractual Life (Years)
    -------------     ---------------     --------     ------------------------
    $0.88 - $0.90          177,613         $ 0.89                  5.6
    $        2.00          710,200         $ 2.00                  8.4
    $        3.00          126,667         $ 3.00                  8.5
                      ---------------                  ------------------------
    $0.88 - $1.86        1,014,480         $ 1.93                  7.5
                      ===============                  ========================

11. VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful account activity was as follows:

                                                     DECEMBER 31,
                                                ---------------------
                                                  2000         1999
                                                --------     --------
         Balance, beginning of year .......     $ 25,000     $ 90,000
         Charged to (deducted from) expense           --      (43,138)
         Write-offs, net of recoveries ....           --      (21,862)
                                                --------     --------
         Balance, end of year .............     $ 25,000     $ 25,000
                                                ========     ========

12. MINERAL PROPERTIES HELD FOR SALE

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. Accordingly, the Company has classified these assets as mineral properties held for sale in its balance sheet at December 31, 2000 and 1999. The Company is actively seeking buyers for these assets.

13. PREPAID ROYALTY

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the SkyGas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has recharacterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment. During 2000, a payment of $2,000 was received, and the balance at December 31, 2000 was $273,000.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. RELATED PARTY TRANSACTIONS

The former President of the Company is also the president of another company that provides general insurance coverage and various administrative and office expenses for the Company. In 2000, the Company issued 17,532 shares of its common stock in payment of an amount owed of $16,116. In 2000 and 1999, the Company incurred expenses to this related party company of $66,000 and $119,000, respectively.

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 2000 and 1999 of $85,688 and $82,196, respectively.

As of December 31, 2000 and 1999, a business owned by the Company's President owed the Company $19,614 from the sale of certain equipment. This amount is included in accounts receivable for both periods presented. Additionally, during the year ended December 31, 1999 the Company's President elected to not receive a salary for services he performed for the Company. The estimated fair value of these services of $60,000 has been recognized as compensation expense and through additional paid-in capital.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The segments' profit and loss components and schedule of assets as of December 31, 2000 are as follows:

                                                              AIR            AIR
                                                           POLLUTION      POLLUTION
                                                            CONTROL        CONTROL          ALL
                                                            (HEAT)       (SCRUBBERS)       OTHER          TOTAL
                                                          -----------    -----------    -----------    -----------
Revenue external ......................................   $ 9,618,637    $ 4,281,908    $        --    $13,900,545
Interest income .......................................        58,579            837            291         59,707
Interest expense ......................................        52,557          9,700         79,157        141,414
Depreciation and amortization .........................       (45,054)       104,798         68,420        128,164
Segment (loss) ........................................       (22,238)      (484,614)      (658,144)    (1,164,996)
Other significant non-cash items:
     Costs and estimated earnings in excess of billings       215,603        453,646             --        669,249
     Billings in excess of costs and
      estimated earnings ..............................     1,344,298      1,032,089             --      2,376,387

Segment assets ........................................     4,075,110      3,462,283      5,586,762     13,124,155
Expenditures for long-lived assets ....................         9,354          3,351          3,357         16,062

Reconciliation of net income (loss), total assets, and other significant items for the year ended December 31, 2000 are as follows:

              PROFIT OR LOSS                             AMOUNT
              --------------                          -----------
              Total loss for reportable segments .    $  (506,892)
              Other loss .........................       (658,144)
              Discontinued operations ............             --
                                                      -----------
              Total consolidated profit or loss ..    $(1,164,996)
                                                      ===========

              ASSETS
              ------
              Total assets for reportable segments    $ 7,537,393
              Other assets .......................      4,500,416
              Assets of discontinued operation ...      1,086,346
              Elimination of intersegment assets .     (3,602,298)
                                                      -----------
              Total consolidated assets ..........    $ 9,521,857
                                                      ===========

Other significant items:

                                                       SEGMENT                    CONSOLIDATED
                                                        TOTALS     ELIMINATIONS      TOTALS
                                                      ----------   ------------   ------------
Interest income ..................................    $   59,416    $  (53,786)    $    5,630
Interest expense .................................       141,414       (53,786)        87,628
Expenditures for long-lived assets ...............        16,062            --         16,062
Depreciation and amortization ....................       128,164            --        128,164
Costs and estimated earnings in excess of billings       669,249            --        669,249
Billings in excess of costs and estimated earnings     2,376,387            --      2,376,387

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Adjustments to reconcile interest expense and interest income represent total intercompany amounts. The Company's revenues by geographic region for the year ended December 31, 2000 are as follows:

      GEOGRAPHIC REGION                                REVENUES
      -----------------                              -----------
      United States                                  $13,521,009
      Canada                                             210,326
      Other foreign countries                            169,210
                                                     -----------
      Total consolidated revenues                    $13,900,545
                                                     ===========

The Company attributes revenues to countries based on the location of the customer.

The segments' profit and loss components and schedule of assets as of December 31, 1999 are as follows:

                                                                AIR            AIR
                                                             POLLUTION      POLLUTION
                                                              CONTROL        CONTROL          ALL
                                                               (HEAT)      (SCRUBBERS)       OTHER            TOTAL
                                                            -----------    -----------    ------------     -----------
Revenue external .......................................    $ 8,201,508    $11,213,085    $         --     $19,414,593

Interest income ........................................         62,555         21,593           4,460          88,608
Interest expense .......................................         53,363         18,316         365,946         437,625
Depreciation and amortization ..........................        (49,507)       103,641          69,322         123,456
Segment profit (loss) ..................................       (298,264)       394,064      (1,041,206)       (945,406)
Other significant non-cash items:
     Costs and estimated earnings in excess of
       billings ........................................        535,252             --              --         535,252
Segment assets .........................................      2,661,018      1,262,116       3,972,794       7,895,928
Expenditures for long-lived assets .....................         35,767         17,821           2,666          56,254

Reconciliation of net income (loss), total assets, and other significant items for the year ended December 31, 1999 are as follows:

       PROFIT OR LOSS                                          AMOUNT
       --------------                                          ------
       Total loss for reportable segments...............    $   (95,800)
       Other loss.......................................       (849,606)
       Discontinued operations..........................              -
                                                            -----------
       Total consolidated loss..........................    $  (945,406)
                                                            ===========

       ASSETS
       ------
       Total assets for reportable segments.............    $ 3,276,682
       Other assets.....................................      4,658,193
       Assets of discontinued operation.................      1,086,346
       Elimination of intersegment assets...............     (3,540,011)
                                                            -----------
       Total consolidated assets........................    $ 5,481,210
                                                            ===========

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other significant items:

                                                      SEGMENT                   CONSOLIDATED
                                                       TOTALS    ELIMINATIONS      TOTALS
                                                      --------   ------------   ------------
Interest income ..................................    $ 88,608     $(33,235)      $ 55,373
Interest expense .................................     437,625      (33,235)       404,390
Expenditures for long-lived assets ...............      56,254           --         56,254
Depreciation and amortization ....................     123,456           --        123,456
Costs and estimated earnings in excess of billings     535,252           --        535,252

Adjustments to reconcile interest expense and interest income represent total intercompany amounts.

The Company's revenues by geographic region for the year ended December 31, 1999 are as follows:

        GEOGRAPHIC REGION                              REVENUES
        -----------------                            ------------
        United States                                $ 16,483,711
        United Kingdom                                  2,608,847
        Other foreign countries                           322,035
                                                     ------------
        Total consolidated revenues                  $ 19,414,593
                                                     ============

The Company attributes revenues to countries based on the location of the customer.

Item 8. Changes in and disagreements with accountants on Accounting and Financial Disclosure.

Not applicable


PART III

Item 9. Directors and Executive Officers of the Registrant

a) Identification of Directors

                                                  FIRST ELECTED
       NAME              AGE       POSITION       DIRECTOR
---------------------------------------------------------------
Michael J. Luciano        47       Director       2/16/1998
Richard E. Appleby        60       Director       4/25/1985
Myron Katz                70       Director       4/25/1985
Daniel D. Smozanek        75       Director       4/25/1985
L. Craig Cary Smith       51       Director       4/25/1985
Anthony L. Lee            65       Director       2/16/1998
Glen Hjort                48       Director       2/16/1998
Richard Kao               60       Director       6/28/1999

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b) Identification of Executive Officers.

      NAME              AGE       POSITION                  OFFICER SINCE
-------------------------------------------------------------------------
Michael J. Luciano       47       Chairman & CEO                2/16/1998
Glen Hjort               48       Chief Financial Officer       6/28/1999
Richard E. Appleby       60       Vice President                4/25/1985
Myron Katz               70       Vice President                4/25/1985
Daniel D. Smozanek       75       Treasurer                     4/25/1985
Robert D. Little         51       Secretary                     1/03/1991

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c) Identification of Certain Significant Employees.

As of December 31, 2000, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

d) Family Relations

Michael J. Luciano, Chairman of the Board of Directors and Chief Executive Officer is the nephew of Richard E. Appleby, Vice President and Director. There are no other family relationships, whether by blood, marriage, or adoption, between any executives and/or directors.

e) Business Experience

Background

Michael J. Luciano was elected Chairman and Chief Executive Officer in 1999. In 1998, he was named Senior Vice President and elected a director. His continuing responsibilities included negotiating joint ventures in the U.S. and Asia, and the development of the Skygas technology. Mr. Luciano was a co-owner of Morris County Sanitation Services, Inc. in East Hanover, New Jersey where he was responsible for acquisitions, governmental regulatory permitting and compliance. He is also the owner of MJL & Associates involved in consulting services specializing in solid waste facilities, permitting, construction and operations. Mr. Luciano resides in Mt. Arlington, New Jersey.

Glen Hjort was elected Chief Financial Officer in 1999. He has been a Director since 1998. Mr. Hjort is a certified public accountant with over twenty years experience providing services to numerous corporate clients in a wide variety of industries. He is a past Chief Financial Officer for a public company where he had responsibility for all accounting, personnel and administrative functions, and for SEC reporting. Mr. Hjort resides in Palatine, Illinois.

Richard E. Appleby is Vice President and a Director since 1985. He attended postgraduate courses at Rutgers in Landscape Design, Landscape Maintenance, Landscape Construction and Pesticide Application. From 1957 to 1973, Mr. Appleby was Superintendent and Manager of A-L Services and for Farm Harvesting Co., constructing all types of site development and landscape construction projects. From 1973 to 1980, he was Vice President of A-L Services and since 1980, has been President of that company. Mr. Appleby resides in Mendham, New Jersey.

Myron Katz is Vice President and a Director since 1985. He received his Bachelor of Science Degree in Merchandising from Fairleigh Dickinson University in 1952 and graduated from Lewis Hotel School in 1953. Mr. Katz has over 40 years diversified administrative and managerial experience. He is the past President of Central Credit Clearing Bureau in Newark and East Orange, New Jersey. Mr. Katz is currently a private consultant facilitating various business ventures. Mr. Katz resides in Lake Hopatcong, New Jersey.

Daniel D. Smozanek is Treasurer and a Director since 1985. From 1947 to 1972, Mr. Smozanek was owner and President of Spring House Tree Service in Summit, New Jersey. He has been involved in extensive real estate and land development in New Jersey, Montana and Florida. From 1972 to 1980, he was a partner in land development and real estate sales in the Eureka, Montana area. During this time, he was also a partner in the exploration of 29 silver and copper mining claims in the Flathead National Forest. Mr. Smozanek resides in Port St. Lucie, Florida.

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

L. Craig Cary Smith has been a Director since 1985. Mr. Smith graduated from Gonzaga Law School in 1981 and was admitted to the Washington State Bar that same year. From 1981 to the present, Mr. Smith has been a partner in general practice at Smith and Hemingway in Spokane, Washington. Mr. Smith resides in Spokane, Washington.

Anthony L. Lee has been a Director since 1998. Mr. Lee is Managing Director, Gas Processing Technology at the Institute of Gas Technology in Des Plaines, Illinois. He manages projects on hydrogenation and dehydrogenation, reforming hydrodesulfurization, hydrocracking, membrane technology, dehydration and acid gas removal. He holds eleven patents and has published sixty-four articles within his scope of expertise. Mr. Lee resides in Glen Ellyn, Illinois.

Dr. Richard Kao has been a Director since 1998. Dr. Kao has PhD and Master of Science degrees in chemical engineering from the Illinois Institute of Technology in Chicago, and a Bachelor of Science degree in chemical engineering from Tunghai University in Taiwan. He presently serves as senior vice president of Unitel Technologies, Inc., and is responsible for the research, development, economic evaluation, assessment and upgrade of new technologies for commercial application for chemical, petroleum, solid/semi-solid/liquid waste, synthetic fuel, food, pulp, and paper industries. Prior to joining Unitel, he was Director of Technologies for the Gas Technology Institute (1967-1982). Prior to joining Unitel, he was Director of Technologies for Xytel Corporation (1988-1996). He is a registered professional engineer in Illinois and a member of Sigma Xi and the National Society of Professional Engineers. Dr. Kao resides in Northbrook, Illinois.

(2) Directorships

None of the directors of the Company are directors of other companies with securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such act or any company registered under the Investment Company Act of 1940.

f) Involvement in Certain Legal Proceedings.

     Not Applicable

g) Promoter and Control Persons.

     Not Applicable


Item 10. Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 2000 and 1999.

Summary Compensation Table

                               Annual Compensation

Name and
Principal
Position   Year   Salary            Bonus(s) Compensation Awards(s)($) SARs($) Payout(s)($) Compensation

Michael J
Luciano    2000   $ 25,000          None
CEO        1999   $ 60,000(1)       301,667 options granted at market

Robert D
Little     2000     85,688
Secretary  1999    139,246

(1) Mr. Luciano devotes time to MPM on an as needed basis. He received no salary in 1999, but an amount of $60,000 was provided as an estimate for compensation for time spent.

(2) MPM contracts with Mr. Little for its shareholder relations services. Expenses related to this were $85,688 and $89,246 for 2000 and 1999, respectively. Additionally, Mr. Little exercised options in 1999 that resulted in expense recognized by MPM in the amount of $50,000.


Option Grants In 2000 Fiscal Year Individual Grants
Individual Grants

None

Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2000 Option/SAR
Values

                                                           Number of
                                                           Securities         Value of
                                                           Underlying         Unexercised
                                                           Unexercised        In-The-Money
                                                           Options/SARs       Options/SARs
                         Shares                            At FY-End (#)      At FY-End
                         Acquired         Value            Exercisable/       Exercisable/
Name                     On Exercise      Realized($)      Unexercisable      Unexercisable
-------------------------------------------------------------------------------------------

Michael J. Luciano       None                              321,890            $1,638,420
                                                           Exercisable

L. Craig Cary Smith      None                              139,945            $  712,320
                                                           Exercisable

Robert D. Little         None                              108,223            $  550,855
                                                           Exercisable

Glen Hjort               None                              40,000             $  203,600
                                                           Exercisable

Richard E. Appleby       None                              38,000             $  193,420
                                                           Exercisable

Daniel D. Smozanek       None                              8,000              $   40,720
                                                           Exercisable

Myron Katz               None                              8,000              $   40,720
                                                           Exercisable


a) Current Remuneration.

Except as noted above, none of the officers or directors is compensated for their services as an officer or director. Each is reimbursed for out-of-pocket expenses incurred on MPM business.

b) Proposed Remuneration.

It is not contemplated that any salaries will be paid unless, and until such time as, MPM may require full time commitments from any officer or director. MPM's officers and directors are committed to the long-term success of the Company, and have, accordingly, weighted heavily any benefits received in the form of stock and stock options.

c) Incentive and Compensation Plans and Arrangements.

MPM has no retirement, profit sharing, pension, or insurance plans covering its officers and directors. No advances have been made, nor are any contemplated, by MPM to any of its officers or directors.

The shareholders of MPM, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of MPM. The purpose of the option plan is to promote the interests of MPM and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in MPM's business and an increased personal interest in this continued success and progress. At the Annual Meeting of Shareholders held on June 26, 2000, the shareholders approved an amendment to the stock option plan therefore increasing the number of shares in the plan by 300,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Security Ownership of Certain Beneficial Owners.

In addition as set forth in Part b. of this Item, Security Ownership of Management, United States Filter Corporation owns 146,666 or 5.00% of MPM's outstanding shares. No other person or group was known by the Registrant to own more than five percent of its common stock at December 31, 2000.

b) Security Ownership of Management as of March 20, 2001.

The following table sets forth, as of March 20, 2001 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

 Title of      Name of                   Amount and Nature of        Percent
   Class       Beneficial Owner         Beneficial Ownership[1]      of Class
 --------      ----------------         -----------------------      --------
  Common       Michael J. Luciano             673,910[2]               18.7
  Common       Richard E. Appleby               231,155                 6.4
  Common       Daniel D. Smozanek               170,257                 4.7
  Common       L. Craig Cary Smith              141,280                 3.9
  Common       Myron Katz                       131,192                 3.6
  Common       Robert D. Little                 112,080                 3.1
  Common       Richard Kao                       61,222                 1.7
  Common       Glen Hjort                        51,833                 1.4
  Common       Anthony Lee                       20,000                 *
  Common       As A Group                     1,592,929                44.3

[*] Less than one percent

[1] Includes options available for exercise aggregating 664,058 shares for the entire group.

[2] Does not include 378,815 shares (10.5%) of the Company's outstanding stock owned by a trust for which Mr. Luciano is the executor.

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

b.) Certain Business Relationships.

Under the terms of an agreement with Michael J. Luciano, Chairman and Chief Executive Officer, in April 1999, MPM issued 150,000 shares of its common stock at the then current market price of $2.00 in exchange for $300,000 cash. MPM also issued convertible debentures aggregating $400,000 which were convertible to common stock at the discounted price of $1.20 per share. These debentures were converted concurrently with the stock issue and resulted in an additional 333,333 shares being issued. The discount of $266,666 was treated as a financing charge against MPM's income for 1999. At the same time, MPM issued a note payable to Mr. Luciano in the amount of $400,000 with interest only payments monthly through March 2004 and the entire principal balance due in April 2004. In 2000, MPM issued 100,000 shares of its common stock in settlement of the debt.

At December 31, 2000 and 1999, Richard Appleby was owed $65,000 pursuant to unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of MPM owns R.D. Little Co.. For the year ended December 31, 2000, MPM paid $85,688 for these services.

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

(B)  Reports on Form 8-K

     On November 21, 2000, the Company reported that their auditing firm, BDO Seidman, LLP, had resigned.

     On December 29, 2000, the Company reported the restructuring of the ST2EP transaction.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


MPM Technologies, Inc.

    By: /s/ Michael J. Luciano
       -----------------------

    Title: Chairman and Chief Executive Officer
          -------------------------------------

    Date: April 12, 2001
         ---------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Michael J. Luciano                     /s/ Glen Hjort
-------------------------------            ----------------------------------
Michael J. Luciano                         Glen Hjort
Chairman & Chief Executive Officer         Chief Financial Officer & Director

Dated: April 12, 2001                      Dated: April 12, 2001
      ----------------                           ----------------


/s/ Myron Katz                             /s/ Daniel D. Smozanek
-------------------------------            ----------------------------------
Myron Katz                                 Daniel D. Smozanek
Vice President & Director                  Treasurer & Director

Dated: April 12, 2001                      Dated: April 12, 2001
      ----------------                           ----------------


/s/ Richard E. Appleby                     /s/ L. Craig Cary Smith
-------------------------------            ----------------------------------
Richard E. Appleby                         L. Craig Cary Smith
Vice President & Director                  Director

Dated: April 12, 2001                      Dated: April 12, 2001
      ----------------                           ----------------


/s/ Richard Kao
-------------------------------
Richard Kao
Director

Dated: April 12, 2001
      ----------------


18