Form 10QSB
period 2001-03-31
MPM TECHNOLOGIES INC
filed 2001-05-18
CIK 799268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                      For the quarter ended March 31, 2001
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         Washington                                     81-0436060
-------------------------------                         -----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

     222 W. Mission Ave.
         Suite 30
         Spokane, WA                                          99201
---------------------------------------          -------------------------------
     (Address of principal                                 (Zip Code)
      executive offices)

Issuer's telephone number, including area code: 509-326-3443

As of May 8, 2001, the registrant had outstanding 2,948,795 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Financial Statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                               MARCH                   DECEMBER
                                                                                              31, 2001                 31, 2000
                                                                                            -----------                --------
                                                                                            (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                                $428,668                 $573,974
     Accounts receivable, net of allowance for doubtful accounts
       of $25,000                                                                            4,458,706                4,297,089
     Inventories                                                                               600,029                  530,730
     Costs and estimated earnings in excess of billings                                      1,146,655                  669,249
     Other current assets                                                                      822,144                  621,145
                                                                                           -----------               ----------
                             Total current assets                                            7,456,202                6,692,187
                                                                                           -----------               ----------
     Property, plant and equipment, net                                                        220,823                  240,201
     Mineral properties held for sale                                                        1,086,346                1,086,346
     Prepaid royalty                                                                           273,000                  273,000
     Purchased intangible, net of accumulated amortization of $286,875
       and $270,000                                                                            388,125                  405,000
     Other assets, net                                                                         640,949                  825,123
                                                                                           -----------               ----------
                                                                                           $10,065,445               $9,521,857
                                                                                           ===========               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $3,348,750               $2,506,121
     Accrued expenses                                                                        1,142,831                1,452,255
     Billings in excess of costs and estimated earnings                                      2,262,522                2,376,387
     Related party debt                                                                        272,180                  190,000
     Current portion of long-term debt                                                         300,000                  300,000
                                                                                           -----------               ----------
                             Total current liabilities                                       7,326,283                6,824,763
                                                                                           -----------               ----------
     Long-term debt, less current portion                                                      510,389                  510,389
     Negative goodwill, net                                                                     15,550                   20,158
                                                                                           -----------               ----------
                             Total liabilities                                               7,852,222                7,355,310
                                                                                           ===========               ==========
Commitments and contingencies

Stockholders' equity:
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 2,948,795 and 2,933,291 shares issued and outstanding                         2,949                    2,933
     Additional paid-in capital                                                             11,179,072               11,163,122
     Accumulated deficit                                                                   (8,968,798)              (8,999,508)
                                                                                           -----------               ----------
                             Total stockholders' equity                                      2,213,223                2,166,547
                                                                                           -----------               ----------
                                                                                           $10,065,445               $9,521,857
                                                                                           ===========               ==========

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                            2001                   2000
                                                                                         ----------             ----------
Revenues                                                                                 $4,861,218             $4,260,620
Cost of sales                                                                             3,991,087              3,308,733
                                                                                         ----------             ----------
Gross margin                                                                                870,131                951,887
Selling, general and administrative expenses                                                822,528                891,396
                                                                                         ----------             ----------
(Loss) income from operations                                                                47,603                 60,491
                                                                                         ----------             ----------
Other income (expense):
      Interest expense                                                                      (19,276)               (29,360)
      Interest income                                                                         2,383                  1,015
                                                                                         ----------             ----------
Net other expense                                                                           (16,893)               (28,345)
                                                                                         ----------             ----------
Net income                                                                                  $30,710                $32,146
                                                                                         ==========             ==========

Income per share - basic and diluted:
     Net (loss) income                                                                        $0.01                  $0.01
                                                                                         ==========             ==========
Weighted average shares of common stock outstanding -
     basic                                                                                2,937,857              2,643,502
                                                                                         ==========             ==========
Weighted average shares of common stock outstanding -
     diluted                                                                              3,936,105              3,622,116
                                                                                         ==========             ==========

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                            2001                   2000
                                                                                         ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                             $31,710                $32,146
     Adjustments to reconcile net income to net cash used in
          operating activities:
          Depreciation and amortization                                                      31,645                 30,722
          Interest imputed on related party debt                                              2,219                  2,867
          Change in assets and liabilities:
              Accounts receivable                                                          (161,617)              (188,564)
              Costs and estimated earnings in excess of billings                           (477,406)              (493,546)
              Inventories                                                                   (69,299)                (5,880)
              Other assets                                                                  (16,825)               (54,280)
              Accounts payable and accrued expenses                                         533,205                198,008
              Billings in excess of costs and estimated earnings                           (113,865)               311,676
                                                                                         ----------             ----------
Net cash used in operating activities                                                      (240,233)              (166,851)
                                                                                         ----------             ----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                              -                    (7,027)
                                                                                         ----------             ----------
Net cash used in investing activities                                                          -                    (7,027)
                                                                                         ----------             ----------
Cash flows from financing activities:
     Proceeds from related party debt                                                        82,180                 90,000
     Repayment of related party debt                                                           -                   (30,000)
     Proceeds from stock issues                                                              13,747                    -
                                                                                         ----------             ----------
Net cash provided by financing activities                                                    95,927                 60,000
                                                                                         ----------             ----------
Net decrease in cash and cash equivalents                                                  (144,306)              (113,878)
Cash and cash equivalents, beginning of period                                              573,974                194,399
                                                                                         ----------             ----------
Cash and cash equivalents, end of period                                                   $429,668                $80,521
                                                                                         ==========             ==========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                                   $2,317                 $1,838
                  Income taxes                                                              $   -                  $   -

Supplemental disclosure of non cash financing activities:

Common stock exchanged for amounts due to related party                                     $   -                  $63,115

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.       UNAUDITED FINANCIAL STATEMENTS

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 2000. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 2001 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2001.

2.       EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                 -------------------------------------------------
                                                                      WEIGHTED-
                                                   NET                 AVERAGE           PER-SHARE
                                                 (LOSS)                SHARES              AMOUNT
                                                 ------                ------              ------
BASIC EPS
Income available to common
  stockholders                                 $  30,710              2,937,857           $  0.01

EFFECT OF DILUTIVE SECURITIES
Common stock options                                -                   998,248                 -
                                               ---------              ---------           -------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                                  $  69,290              3,936,105           $  0.01
                                               =========              =========           =======

                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                 -------------------------------------------------
                                                                      WEIGHTED-
                                                   NET                 AVERAGE           PER-SHARE
                                                 INCOME                SHARES              AMOUNT
                                                 ------                ------              ------
BASIC EPS
Income available to common
  stockholders                                 $ 32,146                2,643,502         $  0.01
EFFECT OF DILUTIVE SECURITIES
Common stock options                                  -                  978,614               -
                                               --------                ---------         -------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                                  $ 32,146                3,622,116         $   0.01
                                               ========                =========         ========

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

The segments' profit and loss components and schedule of assets as of March 31, 2001 are as follows:

                                   AIR           AIR
                                POLLUTION     POLLUTION
                                 CONTROL       CONTROL           ALL
                                  (HEAT)      (SCRUBBERS)       OTHERS          TOTAL
                                  ------      -----------       ------          -----
Revenue external              $ 2,665,216    $ 2,196,002    $      --       $ 4,761,218
Revenue internal                     --             --             --              --
Segment profit (loss)             124,913        118,280       (212,483)         30,710
Segment assets                  4,560,046      4,783,052      5,901,276      15,244,374

Reconciliation of segment revenues, net income, total assets and other significant items for the three months ended March 31, 2000 are as follows:

                     REVENUES                                                   AMOUNT
                     --------                                                ------------
                     Total revenues for reportable segments..............    $  4,861,218
                                                                             ------------

                     Total consolidated revenues.............................$  4,861,218
                                                                             ============

                     PROFIT OR LOSS
                     --------------
                     Total profit or loss for reportable segments.........$     243,193
                     Other profit or loss.................................     (212,483)
                                                                          -------------

                     Total consolidated profit or loss....................$      30,710
                                                                          =============

                     ASSETS
                     ------
                     Total assets for reportable segments................. $  9,343,098
                     Other assets.........................................    4,814,931
                     Assets of discontinued operation.....................    1,086,346
                     Elimination of intersegment assets...................   (5,178,930)
                                                                          -------------

                     Total consolidated assets............................$  10,065,445
                                                                          =============



The segments' profit and loss components and schedule of assets as of March 31, 2000 are as follows:

                                   AIR           AIR
                                POLLUTION     POLLUTION
                                 CONTROL       CONTROL           ALL
                                  (HEAT)      (SCRUBBERS)       OTHERS          TOTAL
                                  ------      -----------       ------          -----
Revenue external              $ 2,042,277    $ 2,218,343    $      --       $ 4,260,620
Revenue internal                     --             --             --              --
Segment profit (loss)              54,488        128,254       (150,596)         32,146
Segment assets                  3,504,216      2,209,209      4,449,049      10,162,474

Reconciliation of segment revenues, net income, total assets and other significant items for the three months ended March 31, 2000 are as follows:

                     REVENUES                                                AMOUNT
                     --------                                             ------------
                     Total revenues for reportable segments.............. $  4,260,620
                                                                          ------------

                     Total consolidated revenues......................... $  4,260,620
                                                                          ------------

                     PROFIT OR LOSS
                     --------------
                     Total profit or loss for reportable segments.........$    182,742
                     Other profit or loss.................................    (150,596)
                                                                          ============

                     Total consolidated profit or loss....................$     32,146
                                                                          ============

                     ASSETS
                     ------
                     Total assets for reportable segments.................$  5,713,425
                     Other assets.........................................   2,747,384
                     Assets of discontinued operation.....................   1,086,346
                     Elimination of intersegment assets...................  (3,465,857)
                                                                          ------------

                     Total consolidated assets............................$  6,081,298
                                                                          ============

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2001 and 2000 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net income for the quarter ended March 31, 2001 was $30,710, or $0.01 per share compared to net income of $32,146, or $0.01 per share for the quarter ended March 31, 2000. This was due to some customers delaying projects at both HES and AirPol, and to less than expected activity at HES.

MPM continues to negotiate with interested entities with the goal of building Skygas units. These negotiations are also ongoing, and include entities in the United States, Europe, South America and Asia. Management is hopeful there will be some type of formal agreement in place and that construction of a unit can begin before the end of the year. There can, however, be no assurances that MPM will be successful in its negotiations.

Three months ended 3/31/01 compared to three months ended  3/31/00
------------------------------------------------------------------

For the three months ended 3/31/01, MPM had net income of $30,710, or $0.01 per share compared to a net income of $32,146, or $0.01 per share for the quarter ended 3/31/00. Revenues increased 14.1% to $4,861,218 for the three months ended 3/31/00 compared to $4,260,620 for the three months ended 3/31/00. This was mainly due to revenues from a large project at AirPol which started shortly after the first quarter 2000, Costs of sales increased 20.6% to $3,991,087 for the three months ended March 31, 2001 compared to $3,308,733 for the three months ended March 31, 2000. This was due to the increased levels of activity at AirPol, and some smaller margins experienced there. Operating expenses were down 7.7% to $822,528 for the three months ended March 31, 2001 compared to $891,396 for the three months ended 3/31/00. This was due to some personnel reductions at HES.

Backlog at March 31, 2001 was approximately $11,600,000. Management expects that this will grow during the year. There was a recent Supreme Court ruling that was favorable to pollution control companies. The Court ruled that cost should not be a consideration in enforcement of environmental rules and regulations. While it is unclear how that ruling and future enforcement by the Environmental Protection Agency will impact the industry, it is evident that there is a great deal of activity and interest in the products of both HES and AirPol. Requests for quotations are at unprecedented levels.

Financial Condition and Liquidity
---------------------------------

For the three months ended March 31, 2001, the Company relied partly on related party advances to fund the operations of HES and AirPol. Current cash reserves and continuing operations are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future. Working capital at 3/31/01 was $129,919 compared to $534,489 at 3/31/00.

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

There were no matters presented to the shareholders for vote during the first quarter of 2001.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On January 30, 2001, MPM announced the departure of its president, and that it had a dispute with a financial advisor.

On January 30, 2001, MPM announced that it had engaged the accounting firm of Rosenberg, Rich, Baker, Berman & Company of Bridgewater, New Jersey, as its independent auditors for the fiscal year ended December 31, 2000. During the last two years, and to the date hereof, MPM did not consult Rosenberg, Rich, Baker, Berman & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MPM Technologies, Inc.




    May 15, 2001               /s/  Robert D. Little
---------------------          -------------------------------------
      (date)                   Robert D. Little
                               Corporate Secretary