Form 10QSB
period 2001-06-30
MPM TECHNOLOGIES INC
filed 2001-08-20
CIK 799268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                       For the quarter ended June 30, 2001
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

As of August 15, 2001, the registrant had outstanding 2,948,795 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Financial Statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                JUNE                 DECEMBER
                                                                              30, 2001               31, 2000
                                                                            ------------           ------------
                                                                            (UNAUDITED)
Current assets:
     Cash and cash equivalents                                              $    214,418           $    573,974
     Accounts receivable, net of allowance for doubtful accounts
       of $25,000                                                              3,348,999              4,297,089
     Inventories                                                               1,368,446                530,730
     Costs and estimated earnings in excess of billings                        1,391,257                669,249
     Prepaid expenses                                                            279,476                244,559
     Other current assets                                                        995,760                471,144
                                                                            ------------           ------------
                             Total current assets                              7,598,356              6,786,745
                                                                            ------------           ------------
Property, plant and equipment, net                                               250,678                240,201
Mineral properties held for sale                                               1,086,346              1,086,346
Note receivable                                                                  273,000                273,000
Purchased intangible, net of accumulated amortization of $236,250
    and $202,500                                                                 371,250                405,000
Other assets, net                                                                640,698                825,123
                                                                            ------------           ------------
                                                                            $ 10,220,328           $  9,616,415
                                                                            ============           ============


Current liabilities:
     Accounts payable                                                       $  4,146,462           $  2,506,121
     Accrued expenses                                                          1,141,516              1,452,255
     Billings in excess of costs and estimated earnings                        1,557,966              2,376,387
     Related party debt                                                          217,180                190,000
     Current portion of long-term debt                                           300,000                300,000
                                                                            ------------           ------------
                             Total current liabilities                         7,363,124              6,824,763
                                                                            ------------           ------------
Long-term debt, less current portion                                             510,389                510,389
Negative goodwill, net                                                            10,941                 20,158
                                                                            ------------           ------------
                             Total liabilities                                 7,884,454              7,355,310
                                                                            ------------           ------------
Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       2,948,795 and 2,933,291 shares issued and outstanding                       2,949                  2,933
     Additional paid-in capital                                               11,181,315             11,163,122
     Accumulated deficit                                                      (8,848,390)            (8,904,950)
                                                                            ------------           ------------
                             Total stockholders' equity                        2,335,874              2,261,105
                                                                            ------------           ------------
                                                                            $ 10,220,328           $  9,616,415
                                                                            ============           ============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Quarter Ended                         Six Months Ended
                                                                 June 30,                               June 30,
                                                      ------------------------------        -------------------------------
                                                          2001               2000               2001               2000
                                                      -----------        -----------        ------------        -----------
Revenues                                              $ 5,725,517        $ 3,410,618        $ 10,586,735        $ 7,671,238
Cost of sales                                           4,503,500          3,083,711           8,494,587          6,132,444
                                                      -----------        -----------        ------------        -----------
Gross margin                                            1,222,017            326,907           2,092,148          1,538,794
Selling, general and administrative expenses            1,179,325          1,228,889           2,001,853          2,380,286
                                                      -----------        -----------        ------------        -----------
Income from operations                                     42,692           (901,982)             90,295           (841,492)
                                                      -----------        -----------        ------------        -----------
Other income (expense):
       Interest expense                                   (16,994)           (39,663)            (36,270)           (69,023)
       Other income, net                                      152                226               2,535              1,241
                                                      -----------        -----------        ------------        -----------
Net other income (expense)                                (16,842)           (39,437)            (33,735)           (67,782)
                                                      -----------        -----------        ------------        -----------
Net (loss) income                                     $    25,850        ($  941,419)       $     56,560        ($  909,274)
                                                      ===========        ===========        ============        ===========

Basic earnings per share:
       Net (loss) income                              $      0.01        ($     0.35)       $       0.02        ($     0.34)
                                                      ===========        ===========        ============        ===========

Diluted earnings per share:
       Net (loss) income                              $      0.01        ($     0.35)       $       0.01        ($     0.34)
                                                      ===========        ===========        ============        ===========

Weighted average shares of common stock
       outstanding - basic                              2,948,345          2,664,834           2,927,259          2,654,168
                                                      ===========        ===========        ============        ===========

Weighted average shares of common stock
       outstanding - diluted                            3,936,105          2,664,834           3,914,478          2,654,168
                                                      ===========        ===========        ============        ===========

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                         June 30,
                                                                             ---------------------------------
                                                                                 2001                  2000
                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $    56,560           ($  909,274)
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                           62,477                64,085
          Interest imputed on related party debt                                   4,462                 5,727
          Change in assets and liabilities:
              Accounts receivable                                                948,090              (723,763)
              Costs and estimated earnings in excess of billings                (722,008)             (462,924)
              Inventories                                                       (837,716)              (20,918)
              Other assets                                                      (375,108)             (138,982)
              Accounts payable and accrued expenses                            1,329,602             1,154,581
              Billings in excess of costs and estimated earnings                (818,421)              934,218
                                                                             -----------           -----------
Net cash used in operating activities                                           (352,062)              (97,250)
                                                                             -----------           -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                (48,421)              (11,653)
                                                                             -----------           -----------
Net cash used in investing activities                                            (48,421)              (11,653)
                                                                             -----------           -----------
Cash flows from financing activities:
     Repayment of related party debt                                                  --               (50,000)
     Repayment of note receivable                                                     --                 2,000
     Proceeds from stock issues                                                   13,747                25,200
     Proceeds from related party debt                                             27,180                    --
                                                                             -----------           -----------
Net cash provided by (used in) financing activities                               40,927               (22,800)
                                                                             -----------           -----------
Net decrease in cash and cash equivalents                                       (359,556)             (131,703)
Cash and cash equivalents, beginning of period                                   573,974               194,399
                                                                             -----------           -----------
Cash and cash equivalents, end of period                                     $   214,418           $    62,696
                                                                             ===========           ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                   $    31,909           $    31,909
                  Income taxes                                               $        --           $        --

Supplemental disclosure of non cash financing activities:

Common stock exchanged for amounts due to related parties                    $   488,115           $   488,115

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  UNAUDITED FINANCIAL STATEMENTS

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2000. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2001 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2001.

2.    EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:


                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                       ------------------------------------------
                                                         WEIGHTED-
                                         NET              AVERAGE         PER-SHARE
                                        INCOME            SHARES            AMOUNT
                                        ------            ------            ------
BASIC EPS
Income available to common
  stockholders                         $56,560           2,927,259          $0.02

EFFECT OF DILUTIVE SECURITIES
Common stock options                        --             987,219          (0.01)
                                       -------          ----------          -----
DILUTED EPS
Loss available to common
  stockholders - assumed
  conversions                          $56,560          $3,936,105          $0.01
                                       =======          ==========          =====

FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                         WEIGHTED-
                                         NET              AVERAGE        PER-SHARE
                                        INCOME            SHARES          AMOUNT
BASIC EPS
Income available to common
  stockholders                         $56,560          2,948,345          $0.01

EFFECT OF DILUTIVE SECURITIES
Common stock options                        --            987,760             --
                                       -------          ---------          -----
DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                          $56,560          3,936,105          $0.01
                                       =======          =========          =====


FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                           WEIGHTED-
                                          NET               AVERAGE         PER-SHARE
                                        (LOSS)               SHARES           AMOUNT
                                        ------               ------           ------
BASIC EPS
Loss available to common
  stockholders                         ($909,274)          2,654,168          ($0.34)

EFFECT OF DILUTIVE SECURITIES
Common stock options                          --                  --              --
                                       ---------           ---------          ------
DILUTED EPS
Loss available to common
  stockholders - assumed
  conversions                          ($909,274)          2,654,168          ($0.34)
                                       =========           =========          ======

FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                           WEIGHTED-
                                          NET               AVERAGE         PER-SHARE
                                        (LOSS)               SHARES           AMOUNT
BASIC EPS
Income available to common
  stockholders                         ($941,419)          2,664,834          ($0.35)

EFFECT OF DILUTIVE SECURITIES
Common stock options                          --                  --             --
                                       ---------           ---------          -----

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                      $(941,419)      2,664,834       ($ 0.35)
                                   ==========     ==========      =========



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

The segments' profit and loss components and schedule of assets as of June 30, 2001 are as follows:

                                         AIR               AIR
                                      POLLUTION         POLLUTION
                                       CONTROL            CONTROL             ALL
                                        (HEAT)          (SCRUBBERS)          OTHERS              TOTAL
Revenue external .............       $ 4,343,951        $ 6,242,784       $        --        $10,586,735
Revenue internal .............                --                 --                --                 --
Segment profit (loss) ........          (295,942)           801,304          (448,802)            56,560
Segment assets ...............         3,981,793          5,619,544           618,991         10,220,328

Reconciliation of segment revenues, net income, total assets and other significant items for the six and three months ended June 30, 2000 are as follows:

                                                          SIX MONTHS         THREE MONTHS
                                                            ENDED                ENDED
                                                        JUNE 30, 2001        JUNE 30, 2001
REVENUES
Total revenues for reportable segments ...........       $ 10,586,735        $  5,725,517
Other revenues ...................................                 --                  --
                                                         ------------        ------------

Total consolidated revenues ......................       $ 10,586,735        $  5,725,517
                                                         ============        ============

PROFIT OR LOSS
Total profit or loss for reportable segments .....       $    505,362        $    262,169
Other profit or loss .............................           (448,802)           (236,319)
                                                         ------------        ------------

Total consolidated profit or loss ................       $     56,560        $     25,850
                                                         ============        ============

                                             AT JUNE 30, 2001
ASSETS
Total assets for reportable segments ...       $  9,601,337
Other assets ...........................          4,775,485
Assets of discontinued operation .......          1,086,346
Elimination of intersegment assets .....         (5,242,840)
                                               ------------
Total consolidated assets ..............       $ 10,220,328
                                               ============


The segments' profit and loss components and schedule of assets as of June 30, 2000 are as follows:

                                         AIR               AIR
                                      POLLUTION         POLLUTION
                                       CONTROL            CONTROL              ALL
                                        (HEAT)          (SCRUBBERS)           OTHERS              TOTAL
Revenue external .............       $ 5,129,402        $ 2,541,836        $        --        $ 7,671,238
Revenue internal .............                --                 --                 --                 --
Segment profit (loss) ........           (72,049)          (536,540)          (300,685)          (909,274)
Segment assets ...............         4,176,640          2,124,188            331,616          6,632,444

Reconciliation of segment revenues, net income, total assets and other significant items for the six and three months ended June 30, 2000 are as follows:

                                                         SIX MONTHS         THREE MONTHS
                                                            ENDED               ENDED
                                                        JUNE 30, 2000      JUNE 30, 2000
REVENUES
Total revenues for reportable segments ...........       $ 7,671,238        $ 3,410,618
Other revenues ...................................                --                 --
                                                         -----------        -----------

Total consolidated revenues ......................       $ 7,671,238        $ 3,410,618
                                                         ===========        ===========

PROFIT OR LOSS
Total profit or loss for reportable segments .....       $  (608,589)       $  (791,332)
Other profit or loss .............................          (300,685)          (150,087)
                                                         -----------        -----------

Total consolidated profit or loss ................       $  (909,274)       $  (941,419)
                                                         ===========        ===========



                                              AT JUNE 30, 2000
ASSETS
Total assets for reportable segments .....       $ 6,300,828
Other assets .............................         3,602,463
Assets of discontinued operation .........         1,086,346
Elimination of intersegment assets .......        (4,357,193)
                                                 -----------

Total consolidated assets ................       $ 6,632,444
                                                 ===========

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

MPM's consolidated net income for the six months ended June 30, 2001 was $56,560 or $0.02 per share compared to a net loss of $909,274, or $0.34 per share for the six months ended June 30, 2000.

MPM recently announced an agreement with BOC Group (NYSE: BOX) to collaborate in marketing and selling BOC's innovative low temperature oxidation (LoTox(TM)) NOx control technology. Under the terms of the agreement, AirPol will gain the use of BOC's patented LoTox(TM) system technology for sales in the industrial market. BOC will gain the benefit of AirPol's unique expertise and experience in delivering wet scrubbing technology which is an integral part of the BOC LoTox(TM) technology. LoTox(TM) is a patented end-of-pipe treatment system that uses ozone to selectively oxidize relatively insoluble NOx to highly soluble nitrogen oxide species. The nitrogen oxides are easily removed in a wet scrubber and results in a greater than 90 percent removal from flue gases.

This is a significant collaboration since, according to the report "U.S. NOx Control Market" by the McIlvaine Company, the U.S. market for equipment and materials to reduce NOx is increasing by a billion dollars per year. In 2001 orders are expected to exceed $2.2 billion, up from $1.1 billion in 2000. In 2002 orders are expected to increase to $3.3 billion. The market in the rest of the world is estimated to be twice the size of the U.S. market.

The BOC Group is one of the largest and most global of the world's leading gases companies. It serves approximately two million customers in more than 50 countries, and employs about 43,000 people. Sales for the year 2000 were approximately $5.8 billion.

In June, MPM announced that AirPol had entered into a license agreement with Shinko Pantec Company, Ltd. ("SPC") of Kobe, Japan. Under the terms of the agreement, AirPol transferred its proprietary wet electrostatic precipitator technology and experience to SPC for sales and supply of wet scrubbers to Japan's hazardous waste incinerator market. SPC had conducted an extensive evaluation of all available U.S. wet electrostatic precipitator technologies, and they selected AirPol on the basis of the superiority of their technology and experience in hazardous waste incinerator applications.

SPC has a strong presence in the industrial air pollution control sector and provides AirPol an excellent entry into Japan's emerging hazardous waste incinerator market. SPC's stock is publicly traded and is listed on the Osaka Securities Exchange. With 900 employees and annual sales of $350 million, SPC is a leader in the Japanese pollution control industry.

MPM also announced in May the formation of a new subsidiary, MPM Project Solutions, Inc. ("MPMPS"). MPMPS will provide project management, facility operations and maintenance, staffing support, consulting and technology services. It is management's opinion that MPMPS will complement the company's core businesses and present new opportunities to improve profitability. MPMPS is currently negotiating with several prospective customers. It is expected that MPMPS will begin operations in the third or fourth quarter of this year.

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

Six and three months ended 6/30/01 compared to six and three months ended
6/30/00

For the six months ended 6/30/01, MPM had net income of $56,560, or $0.02 per share compared to a net loss of $909,274, or $0.34 per share for the six months ended 6/30/00. Revenues increased 38.0% to $10,586,735 for the six months ended 6/30/01 compared to $7,671,238 for the six months ended 6/30/00. Revenues increased at AirPol by approximately $3,721,000, or 146.4%. Revenues at HES were down approximately 785,000, or 15.3%. Revenues at AirPol improved due to continuing work on its $6.4 million job in Utah, and to improved overall sales. Decreased revenues at HES were due to delays in the awarding of a couple of new contracts, and slower sales in general. Costs of sales increased 38.5% to $8,494,587 for the six months ended June 30, 2001 compared to $6,132,444 for the six months ended June 30, 2000. This was comparable to the increase in revenues. Operating expenses decreased 15.9% to $2,001,855 for the six months ended June 30, 2001 compared to $2,380,286 for the six months ended 6/30/00. Operating expense decreases were due primarily to staff reductions and the related costs.

For the three months ended 6/30/01, MPM had net income of $25,849, or $0.01 per share compared to a net loss of $941,419, or $0.35 per share for the three months ended 6/30/00. Revenues increased 67.9% to $5,725,517 for the three months ended 6/30/01 compared to $3,410,618 for the three months ended 6/30/00. This was largely due to the aforementioned improvements in sales at AirPol. Costs of sales increased 46.0% to $4,503,500 for the three months ended June 30, 2001 compared to $3,083,711 for the three months ended June 30, 2000 due to the increase in revenues, and to the addition of some lower margin contracts to improve sales. Operating expenses decreased 4.0% to $1,179,327 for the three months ended June 30, 2001 compared to $1,228,889 for the three months ended 6/30/00. These decreases were due to reduced staffing and related costs, but were offset by increases in other operating costs.

The Company currently has a backlog of approximately $8,500,000. This includes $5.8 million at AirPol and $2.7 million at HES.

Financial Condition and Liquidity

For the six months ended June 30, 2001, the Company relied principally on cash from continuing operations to fund the operations of HES and AirPol. Current cash reserves and cash from continuing operations are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future. Management is actively investigating alternative sources of capital such as private placements, stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Working capital at 6/30/01 was $235,232 compared to $73,846 at 12/31/00.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM's Annual Meeting of Shareholders was held on June 11, 2001. Following are the results of the shareholders' voting:

Proposal 1 - Election of Directors

Name                                  For            Withheld
Michael J. Luciano                  2,421,146        53,522
Glen Hjort                          2,295,700       178,968
Anthony Lee                         2,420,153        54,515

Each director was re-elected for a three-year term.

Proposal 2 - Approval of Amendment to the 1989 Stock Option Plan

         For               Against         Abstain           Not Voted
         1,819,709         88,812           24,893            541,254

The proposal passed.

Total shares represented by proxy:  2,474,668
Percentage of the outstanding voting shares:  83.9%
Outstanding voting shares:  2,948,795


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MPM Technologies, Inc.




      August 17, 2001                            /s/  Robert D. Little
---------------------------              -------------------------------------
      (date)                             Robert D. Little
                                         Corporate Secretary