Form 10QSB
period 2001-09-30
MPM TECHNOLOGIES INC
filed 2001-11-14
CIK 799268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                    For the quarter ended September 30, 2001
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         Washington                                          81-0436060
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

    222 W. Mission Ave.
        Suite 30
       Spokane, WA                                              99201
-------------------------------                        ----------------------
     (Address of principal                                    (Zip Code)
      executive offices)

Issuers's telephone number, including area code: 509-326-3443

As of November 7, 2001, the registrant had outstanding 2,953,295 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Financial Statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER             DECEMBER
                                                                             30, 2001              31, 2000
                                                                           ------------          ------------
                                                                            (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                 $717,931              $573,974
     Accounts receivable, net of allowance for doubtful accounts
       of $100,000 and $25,000                                                3,579,800             4,297,089
     Inventories                                                              1,279,394               530,730
     Costs and estimated earnings in excess of billings                       1,033,290               669,249
     Prepaid expenses                                                           769,901               244,559
     Other current assets                                                       589,164               471,144
                                                                           ------------          ------------
                   Total current assets                                       7,969,480             6,786,745
                                                                           ------------          ------------
Property, plant and equipment, net                                              244,658               240,201
Mineral properties held for sale                                              1,086,346             1,086,346
Note receivable                                                                 273,000               273,000
Purchased intangible, net of accumulated amortization of $320,625
    and $270,000                                                                354,375               405,000
Other assets, net                                                               415,447               825,123
                                                                           ------------          ------------
                                                                            $10,343,306            $9,616,415
                                                                           ============          ============


Current liabilities:
     Accounts payable                                                        $3,871,144            $2,506,121
     Accrued expenses                                                         1,153,376             1,452,255
     Billings in excess of costs and estimated earnings                       1,341,744             2,376,387
     Related party debt                                                         750,180               190,000
     Current portion of long-term debt                                          375,000               300,000
                                                                           ------------          ------------
                   Total current liabilities                                  7,491,444             6,824,763
                                                                           ------------          ------------
Long-term debt, less current portion                                            481,324               510,389
Negative goodwill, net                                                            6,332                20,158
                                                                           ------------          ------------
                   Total liabilities                                          7,979,100             7,355,310
                                                                           ------------          ------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       2,953,295 and 2,641,961 shares issued and outstanding                      2,953                 2,933
     Additional paid-in capital                                              11,187,629            11,163,122
     Accumulated deficit                                                     (8,826,376)           (8,904,950)
                                                                           ------------          ------------
                   Total stockholders' equity                                 2,364,206             2,261,105
                                                                           ------------          ------------
                                                                            $10,343,306            $9,616,415
                                                                           ============          ============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Quarter Ended                        Nine Months Ended
                                                                September 30,                           September 30,
                                                       --------------------------------        --------------------------------
                                                           2001                2000                2001                2000
                                                       ------------        ------------        ------------        ------------

Revenues                                                 $4,654,907          $3,994,410         $15,241,642         $11,665,648
Cost of sales                                             3,188,998           2,543,172          11,683,585           9,025,616
                                                       ------------        ------------        ------------        ------------
Gross margin                                              1,465,909           1,451,238           3,558,057           2,640,032
Selling, general and administrative expenses              1,435,307           1,326,109           3,437,164           3,356,394
                                                       ------------        ------------        ------------        ------------
Income from operations                                       30,602             125,129             120,893            (716,362)
                                                       ------------        ------------        ------------        ------------
Other income (expense):
       Interest expense                                     (35,276)            (39,981)            (71,546)            (69,587)
       Other income, net                                     26,691             (17,593)             29,226             (16,352)
                                                       ------------        ------------        ------------        ------------
Net other income (expense)                                   (8,585)            (57,574)            (42,320)            (85,939)
                                                       ------------        ------------        ------------        ------------
Net income (loss)                                           $22,017             $67,555             $78,573           ($802,301)
                                                       ============        ============        ============        ============

Basic earnings per share:
       Net income (loss)                                      $0.01               $0.02               $0.03              ($0.30)
                                                       ============        ============        ============        ============

Diluted earnings per share:
       Net income (loss)                                      $0.01               $0.02               $0.02              ($0.30)
                                                       ============        ============        ============        ============

Weighted average shares of common stock
       outstanding - basic                                2,950,507           2,811,809           2,935,065           2,707,099
                                                       ============        ============        ============        ============

Weighted average shares of common stock
       outstanding - diluted                              3,994,801           3,760,000           3,941,448           3,674,089
                                                       ============        ============        ============        ============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             ------------------------------
                                                                                2001                2000
                                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                           $78,574          ($909,274)
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                           90,868             64,085
          Interest imputed on related party debt                                   6,731              5,727
          Change in assets and liabilities:
              Accounts receivable                                                717,289           (723,763)
              Costs and estimated earnings in excess of billings                (364,041)          (462,924)
              Inventories                                                       (748,664)           (20,918)
              Other assets                                                      (233,686)          (138,982)
              Accounts payable and accrued expenses                            1,112,079          1,154,581
              Billings in excess of costs and estimated earnings              (1,034,643)           934,218
                                                                             -----------        -----------
Net cash used in operating activities                                           (375,493)           (97,250)
                                                                             -----------        -----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                (58,526)           (11,653)
                                                                             -----------        -----------
Net cash used in investing activities                                            (58,526)           (11,653)
                                                                             -----------        -----------
Cash flows from financing activities:
     Repayment of related party debt                                                   -            (50,000)
     Repayment of note receivable                                                      -              2,000
     Proceeds from stock issues                                                   17,796             25,200
     Proceeds from related party debt                                            560,180                  -
                                                                             -----------        -----------
Net cash provided by (used in) financing activities                              577,976            (22,800)
                                                                             -----------        -----------
Net increase (decrease) in cash and cash equivalents                             143,957           (131,703)
Cash and cash equivalents, beginning of period                                   573,974            194,399
                                                                             -----------        -----------
Cash and cash equivalents, end of period                                        $717,931            $62,696
                                                                             ===========        ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                        $4,988           $  5,318
                  Income taxes                                                    $    -           $      -

Supplemental disclosure of non cash financing activities:

Common stock exchanged for amounts due to related parties                         $    -           $488,115

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1. UNAUDITED FINANCIAL STATEMENTS

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2000. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 2001 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2001.

2. EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                ---------------------------------------------
                                                                  WEIGHTED-
                                                   NET             AVERAGE          PER-SHARE
                                                  INCOME            SHARES            AMOUNT
                                                ---------         ---------         ---------
BASIC EPS
Income available to common stockholders           $78,573         2,953,065             $0.03

EFFECT OF DILUTIVE SECURITIES
Common stock options                                    -           988,383             (0.01)
                                                ---------         ---------         ---------

DILUTED EPS
Income available to common
  stockholders - assumed conversions              $78,573         3,941,448             $0.02
                                                =========         =========         =========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                        WEIGHTED-
                                                        NET              AVERAGE          PER-SHARE
                                                       INCOME             SHARES            AMOUNT
                                                      ---------         ---------         ---------
BASIC EPS
Income available to common stockholders                 $22,017         2,950,507             $0.01

EFFECT OF DILUTIVE SECURITIES
Common stock options                                          -         1,044,294                 -
                                                      ---------         ---------         ---------

DILUTED EPS
Income available to common
  stockholders - assumed conversions                    $22,017         3,994,801             $0.01
                                                      =========         =========         =========


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                         NET            WEIGHTED-
                                                       INCOME            AVERAGE           PER-SHARE
                                                       (LOSS)             SHARES             AMOUNT
                                                      ---------          ---------         ---------
BASIC EPS
Income available to common stockholders               ($802,301)         2,707,099            ($0.30)

EFFECT OF DILUTIVE SECURITIES
Common stock options                                          -            966,990                 -
                                                      ---------          ---------         ---------

DILUTED EPS
Income available to common
  stockholders - assumed conversions                  ($802,301)         3,674,089            ($0.30)
                                                      =========          =========         =========


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                       WEIGHTED-
                                                        NET             AVERAGE           PER-SHARE
                                                       INCOME            SHARES             AMOUNT
                                                      ---------         ---------         ---------
BASIC EPS
Income available to common stockholders                 $67,555         2,811,809             $0.02

EFFECT OF DILUTIVE SECURITIES
Common stock options                                          -           948,191                 -
                                                      ---------         ---------         ---------

DILUTED EPS
Income available to common
  stockholders - assumed conversions                    $67,555         3,760,000             $0.02
                                                      =========         =========         =========

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

The segments' profit and loss components and schedule of assets as of September 30, 2001 are as follows:

                                      AIR              AIR
                                   POLLUTION        POLLUTION
                                    CONTROL           CONTROL            ALL
                                    (HEAT)          (SCRUBBERS)         OTHERS             TOTAL
                                 -----------        -----------       -----------        -----------
Revenue external .........       $ 6,483,112        $ 8,758,530       $         -        $15,241,642
Revenue internal .........                 -                  -                 -                  -
Segment profit (loss) ....          (429,746)         1,460,638        (1,027,319)            78,573
Segment assets ...........         3,922,479          5,802,774           618,053         10,343,306

Reconciliation of segment revenues, net income, total assets and other significant items for the nine and three months ended September 30, 2001 are as follows:

                                                           NINE MONTHS         THREE MONTHS
                                                              ENDED                 ENDED
                                                       SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                                       ------------------     ------------------
REVENUES
--------
Total revenues for reportable segments ...........         $ 15,241,642          $  4,654,907
Other revenues ...................................                    -                     -
                                                           ------------          ------------

Total consolidated revenues ......................         $ 15,241,642          $  4,654,907
                                                           ============          ============

PROFIT OR LOSS
--------------
Total profit or loss for reportable segments .....         $  1,030,892          $    525,530
Other profit or loss .............................             (952,319)             (503,514)

Total consolidated profit or loss ................         $     78,573          $     22,016
                                                           ============          ============


                                                 AT SEPTEMBER 30, 2001
ASSETS
------
Total assets for reportable segments ........         $  9,725,253
Other assets ................................            6,685,191
Elimination of intersegment assets ..........           (6,067,138)
                                                      ------------
Total consolidated assets ...................         $ 10,343,306
                                                      ============

The segments' profit and loss components and schedule of assets as of September 30, 2000 are as follows:


                                        AIR               AIR
                                     POLLUTION         POLLUTION
                                      CONTROL            CONTROL              ALL
                                      (HEAT)           (SCRUBBERS)           OTHERS              TOTAL
                                   ------------       ------------        ------------       ------------
Revenue external ...........       $  7,424,397       $  4,241,251          $        -       $ 11,665,648
Revenue internal ...........                  -                  -                   -                  -
Segment profit (loss) ......            169,288           (516,500)           (455,089)          (802,301)
Segment assets .............          5,239,784          3,088,017           1,157,116          9,484,917

Reconciliation of segment revenues, net income, total assets and other significant items for the nine and three months ended September 30, 2000 are as follows:

                                                      NINE MONTHS          THREE MONTHS
                                                          ENDED               ENDED
                                                    SEPTEMBER 30, 2000  SEPTEMBER 30, 2000
                                                    ------------------  ------------------
REVENUES
--------
Total revenues for reportable segments .........       $ 11,665,648        $  3,994,411
Other revenues .................................                  -                   -
                                                       ------------        ------------

Total consolidated revenues ....................       $ 11,665,648        $  3,994,411
                                                       ============        ============

PROFIT OR LOSS
--------------
Total profit or loss for reportable segments ...       $   (347,212)       $    221,960
Other profit or loss ...........................           (455,089)           (154,405)
                                                       ------------        ------------

Total consolidated profit or loss ..............       $   (802,301)       $     67,555
                                                       ============        ============


                                                  AT SEPTEMBER 30, 2000
ASSETS
------
Total assets for reportable segments ........         $ 8,426,220
Other assets ................................           2,512,375
Elimination of intersegment assets ..........          (1,453,678)
                                                      -----------

Total consolidated assets ...................         $ 9,484,917
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

As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed Huntington Environmental Systems, Inc. ("HES") to operate this air pollution control business. HES designs, engineers, supplies and services high temperature and chemical air pollution control systems for Fortune 500 and other industrial and environmental companies. HES brought over 25 years of experience and over 300 installations across the globe to MPM through its technologies and employees.

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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine and three months ended September 30, 2001 and 2000 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net income for the nine months ended September 30, 2001 was $78,573 or $0.01 per share compared to a net loss of $802,301, or $0.30 per share for the nine months ended September 30, 2000.

MPM continues to negotiate with interested entities with the goal of building Skygas units. These negotiations are also ongoing, and include entities in the United States, Europe and Asia. Management is hopeful there will be some type of formal agreement in place and that construction of a unit can begin in the near future. There can, however, be no assurances that MPM will be successful in its negotiations.

Nine and three months ended 9/30/01 compared to nine and three months ended 9/30/00 For the nine months ended 9/30/01, MPM had net income of $78,573, or $0.01 per share compared to a net loss of $802,301, or $0.30 per share for the nine months ended 9/30/00. Revenues increased 30.7% to $15,241,642 for the nine months ended 9/30/01 compared to $11,665,648 for the nine months ended 9/30/00. Revenues were up 106.5% at AirPol, and were down 12.7% at HES. Increases at AirPol were due largely to the enforcement of some clean air legislation by the Environmental Protection Agency. Decreases at HES were due to the postponement of some large contracts. Costs of sales increased 29.4% to $11,683,585 for the nine months ended September 30, 2001 compared to $9,025,616 for the nine months ended September 30, 2000. This was due to the increases in revenues. Operating expenses increased 2.4% to $3,437,164 for the nine months ended September 30, 2001 compared to $3,356,394 for the nine months ended 9/30/00. Operating expense increases were not significant.

For the three months ended 9/30/01, MPM had net income of $22,016, or $0.01 per share compared to net income of $67,555, or $0.02 per share for the three months ended 9/30/00. Revenues increased 16.5% to $4,654,907 for the three months ended 9/30/01 compared to $3,994,410 for the three months ended 9/30/00. This was largely due to the enforcement of some clean air legislation by the Environmental Protection Agency. Costs of sales increased 25.3% to $3,188,988 for the three months ended September 30, 2001 compared to $2,543,172 for the three months ended September 30, 2000 due to the increases in revenues. Operating expenses increased 8.2% to $1,435,307 for the three months ended September 30, 2001 compared to $1,326,109 for the three months ended 9/30/00. These increases were due to additional staffing and related costs, and to increases in travel and related activities.

The Company currently has a backlog of approximately $9.5 million. This includes $7.7 million at AirPol and $1.8 million at HES.

Financial Condition and Liquidity

For the nine months ended September 30, 2001, the Company relied on operating revenues and loans from an officer/director to fund its operations. In September, an officer/director loaned MPM $600,000 which was evidenced by a convertible promissory note. Under the terms of the note, the principal and any unpaid accrued interest may be converted to common stock at the option of the note holder. MPM is actively pursuing other avenues for obtaining capital. The Company has entered into an agreement which has not yet been funded. This funding is expected in the fourth quarter. Current cash reserves, cash from continuing operations and cash from other financing sources are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future. Working capital at 9/30/01 was $478,036 compared to ($38,009) at 12/31/00.

MPM is also actively investigating alternative sources of capital such as private placements, stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.


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

There were no matters presented to the shareholders for vote during the third quarter of 2001.

ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MPM Technologies, Inc.




        November 13, 2001                           /s/ Robert D. Little
--------------------------------               --------------------------------
             (date)                                    Robert D. Little
                                                       Corporate Secretary