Form 10KSB
period 2001-12-31
MPM TECHNOLOGIES INC
filed 2002-04-15
CIK 799268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its Charter)

      WASHINGTON                                                81-0436060
------------------------                                     ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                339 JEFFERSON ROAD, PARSIPPANY, NEW JERSEY 07054
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 973-428-5009

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:    None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                        COMMON STOCK, PAR VALUE OF $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $18,519,390

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $2.80 at which the common equity was sold as of March 20, 2002 was $8,461,368.

The number of shares outstanding of the registrant's common stock as of March 20, 2002 was 3,021,917.

Transitional Small Business Disclosure Format
            Yes [_]   No [X]

PART  I

Item 1. Business

MPM Technologies, Inc. ("MPM" or "the Company") has four wholly-owned subsidiaries: Huntington Environmental Systems, Inc. ("HES"), AirPol, Inc. ("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining ("Mining"). MPM was incorporated in 1983. For the year ended December 31, 2001, HES and AirPol were the only revenue generating entities.

HES and AirPol operate in the air pollution control industry. They sell air pollution control systems to Fortune 500 and other large industrial companies. MPM continues its efforts in the development of a waste-to-energy process known as "Skygas". These efforts are largely through MPM's participation in Nupower Partnership in which MPM has a 58.21% interest through its ownership of Nupower. Mining operations were discontinued several years ago. MPM's Board of Directors had originally decided to sell the mining properties and the related buildings and equipment. Currently, the Board has instructed management to hold the properties as an investment.

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

AirPol also owns a 40.1% interest in Sunic AirPol ("Sunic"), a joint venture company located in Mainland China. Sunic's results are recorded on AirPol's books using the equity method. Sunic is in the same business as AirPol.


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

MPM MINING, INC.

Mining controls 32 claims on approximately 1,000 acres in the historical Emery Mining District in Montana. It also owns a 200 ton per day floatation mill on site. Extensive exploration has been conducted in the area by companies such as Exxon Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to the efforts of Mining. In 1998, the Board of Directors had decided to dispose of the mining properties. In early 2002, the Board of Directors decided to hold the properties as an investment.

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

MPM's reportable segments are business units that offer different products. The reportable segments are each managed separately because they design and engineer distinct products with different applications in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. For the years ended December 31, 2001 and 2000, the Company operated in two segments. Data for segment reporting is shown in the notes to the consolidated financial statements in Item 7.

BACKLOG

MPM had a backlog of orders and work in progress aggregating approximately $6,438,000 at December 31, 2001. This is comprised of approximately $6,315,000 at AirPol and approximately $123,000 at HES. It is anticipated that operations will consume these backorders during 2002. There is currently no other backlog of orders for any of MPM's other businesses. Backlog at December 31, 2000 was approximately $13,198,000. In January 2002, HES was awarded a contract for approximately $860,000, which was not included in the December 31, 2001 backlog amount.


WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place some time during 2002.

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

EMPLOYEES

At December 31, 2001, MPM employed seven employees at HES, and fourteen full-time employees at AirPol. MPM believe that its relations with its employees are good.


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

The principal properties of MPM's mining interests consist of the following claims under control:

            Owned by MPM:
                  Eight Patented Claims
                  Sixteen Unpatented Claims

            Leased by MPM:
                  Eight Patented Claims

These claims amount to approximately 1,000 acres of land in Montana. MPM controls eighteen former mine sites that have been inactive since 1930. Each of these has old adits, tunnels and dump piles of known mineralized material. All testing and metallurgical work has been completed. Management has directed MPM to hold these interests as previously discussed.


Item 3. Legal Proceedings

      None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2001.


PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

a)  Market Information

MPM's common stock trades on The Nasdaq SmallCap Market under the symbol MPML. The following table shows quarterly high and low bid prices for 2001 and 2000 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                 High Bid          Low Bid
                                                 --------          -------
2001
First Quarter                                   $   5.63          $  4.13
Second Quarter                                      5.50             3.66
Third Quarter                                       3.70             2.90
Fourth Quarter                                      5.46             2.90

2000
First Quarter                                   $   7.50          $  4.31
Second Quarter                                      8.56             4.25
Third Quarter                                       8.50             4.90
Fourth Quarter                                      8.00             5.00


b) Holders

As of March 20, 2002, there were approximately 2,300 holders of record of the Registrant's common stock.

c)  Dividends

MPM has not paid dividends in the past. It is not anticipated that MPM will distribute dividends for the foreseeable future. Earnings of MPM are expected to be retained to enhance its capital and expand its operations.

d)  Recent Sales of Unregistered Securities

      None

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to reading this section, you should read the consolidated financial statements that begin on page F-1. That section contains all detailed financial information including our results of operations.

a)  Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed HES to operate this air pollution control business. The results of operations for the years ended December 31, 2001 and 2000 include the operations of HES and AirPol.

For the year ended December 31, 2001, MPM had consolidated revenues of $18,519,390. Consolidated revenues for 2000 were $13,900,545. MPM's net loss for the year was $1,926,216, or $0.65 per share.

In 2001, MPM's management decided to take two significant charges against income. The first of these was to recognize a provision for some disputed accounts receivable. Management intends to pursue its claims vigorously using all available business and legal means at its disposal. For the year ended December 31, 2001, however, the Company took a charge against income of $988,000. related to these disputed receivables. Additionally, management decided to recognize some costs related to some acquisitions. It became clear in 2001 that these acquisitions would not be completed. Charges related to these acquisitions aggregated $829,000 for the year ended 2001. Without these one-time charges, MPM's net loss would have been $109,216, or $0.04 per share.

In late 2001, there were personnel reductions and other cost saving changes. Emphasis continues to be placed on combining the resources of HES and AirPol to realize additional cost savings as we progress in 2002.

Management of HES believes that the reorganization of its sales and marketing efforts puts it in a position to significantly increase revenues, with a corresponding improvement on the bottom line. Requests for quotations are at strong levels both for firm quotations and for budget quotations. Firm quotations are requests to quote on projects that the customer is currently planning to implement, and budget quotations are for customers who are in the process of doing their capital budgeting, and may be planning to include an HES unit, upgrade or service.

HES management is anticipating improvements in all areas during 2002. Sales are projected to be only slightly better than in 2001 while the new sales and marketing group retrenches. Cost savings should significantly improve HES's bottom line, however.

AirPol's sales performance for 2001 exceeded management's expectations due mainly to a large order in the early part of the year. Sales lagged at the end of the year due to the September 11 tragedy, and to the postponement of some air quality legislation enforcement. AirPol management remains optimistic for the year 2002 because the air quality legislation enforcement that was postponed should now impact significantly the level of sales activity in the current year. This is being reflected currently in the increased levels of activity for both firm quotations and budget quotations. With its current backlog, and anticipated new orders, AirPol is projecting its revenues to be $15,000,000 for 2002.

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

The Maximum Achievable Control Technology ("MACT") Rules for Hazardous Waste Incinerators ("HWI") was promulgated in October 1999. Facilities classified as HWI have until April 2003 to prove they are in compliance with the new emission standards. There are approximately 130 of these facilities in the U.S. Many of these facilities will need to purchase air pollution control equipment during 2001 to meet the 2003 deadline. Management anticipates AirPol will get ten or more of these types of projects in 2001 and 2002 with an aggregate sales value of approximately $10 million.

The EPA promulgated the MACT Rules for small municipal solid waste incinerators and Commercial Industrial Solid Waste Incinerators in December 2000. Over 50 facilities are affected by these rules. To meet the April 2003 compliance deadline, these facilities will have had to start purchasing activities from mid 2001 to early 2002. Over the next 12 months, AirPol expects to have sales in this market segment of $4 to $7 million.

Management expects sales for HES to be around $8,000,000. Combined with AirPol's expected sales of $15,000,000, MPM's consolidated revenues for 2002 are expected to be $23,000,000. With the lower cost structure, net income is expected to be in the $2 to $3 million range. There are also some projects which, if awarded to AirPol or HES, could significantly increase both companies' revenues.

At December 31, 2001, MPM had deferred tax assets of approximately $3,331,000, and has provided a valuation allowance in an equal amount since, in the opinion of management, it cannot be determined that it is more likely than not that MPM will realize the benefits of the assets.


2001 COMPARED TO 2000

Revenues increased $4,618,845, or 33.2%, from $13,900,545 in 2000 to $18,519,390 in 2001. This was due to significantly higher sales at AirPol because of a large order early in the year. The net loss for 2001 was $1,926,216, or $0.65 per share, compared to $1,164,996, or $0.43 per share for 2000.

MPM's gross margin for 2001 increased $1,609,082 to $4,262,792. This was a 60.6% increase from 2000's gross margin of $2,653,710. This was due largely to the revenue increases at AirPol. MPM's gross margin percentage increased 4.0% from 19.0% in 2000 to 23.0% in 2001. This was due to better cost controls and project management.

Selling, general and administrative expenses increased $699,809, or 18.8%, from $3,717,269 in 2000 to $4,417,078 in 2001. This was due to reorganization costs and delayed staff reductions, which occurred at the end of the year. These cost savings will be realized in 2002.


LIQUIDITY AND CAPITAL RESOURCES

During 2001, funds for operations were provided principally by loans from an officer/director and cash generated by the continuing operations of HES and AirPol. In September 2001, an officer/director loaned the Company $600,000 which was evidenced by a convertible promissory note. Under the terms of the note, the principal and any unpaid interest may be converted to common stock at the option of note holder.

Current cash reserves and continuing operations of HES and AirPol are believed to be adequate to fund MPM's and its subsidiaries operations for the foreseeable future. MPM has recently contracted with an investment banking and public relations company to arrange for a financing package. This package is expected to include a capital infusion in the form of a stock issue or other appropriate financing. MPM management is also considering alternative sources of capital such as private placements, other stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM's consolidated statements of cash flows:


                                                                             Year ended
                                                                            December 31,
                                                                   ----------------------------
                                                                     2001                2000
                                                                     ----                ----
      Net cash (used in) provided by operating activities          $(564,959)          $ 381,554

      Net cash used in investing activities                          (78,862)            (16,062)

      Net cash provided by financing activities                      670,978              14,083

      Net increase  in cash and cash equivalents                      27,157             379,575


The net cash used in operating activities in 2001 was due primarily to the net loss for the year, and to decreases in billings in excess of costs and estimated earnings on jobs in progress. This was due mainly to the decreased activity level at HES at the end of the year. The net cash provided by operating activities in 2000 of $381,554 was due primarily to decreases in billings in excess of costs and estimated earnings, and increases in accounts payable and accrued expenses. This was due mainly to the decreased activity level at AirPol.

The net cash used in investing activities of $78,862 and $16,062 in 2001 and 2000, respectively, was entirely due to acquisitions of property and equipment.

The net cash provided by financing activities in 2001 of $670,978 was due to a loan from an officer/director and to the exercise of stock options during the year. The net cash provided by financing activities in 2000 of $14,083 was due primarily to cash generated from the issuance of stock through the exercise of options. Management believes its present sources of working capital are sufficient for both its short and long-term purposes.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets:. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the type of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead reviewed for impairment at least annually. SFAS No. is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to adopt both of these new standards in 2002. The impact on future financial statements is not presently known nor can it be reasonably estimated.


IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, HES and AirPol pass increased costs on to their customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 2001 was negligible.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants..............................    F-2

Consolidated Balance Sheet as of December 31, 2001..............................    F-3

Consolidated Statements of Operations for the years ended December 31, 2001
    and 2000....................................................................    F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
    2001 and 2000...............................................................    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001
    and 2000....................................................................    F-6 to F-7

Summary of Accounting Policies..................................................    F-8 to F-11

Notes to Consolidated Financial Statements......................................    F-12 to F-21

                          Independent Auditors' Report

To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended, December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                   /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 3, 2002

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

Current assets:
   Cash and cash equivalents ...............................................................     $    601,131
   Accounts receivable, less allowance for doubtful accounts of $1,013,000 (Notes 11 and 14)        2,075,399
   Inventories (Note 3) ....................................................................           37,859
   Costs and estimated earnings in excess of billings (Notes 1 and 2) ......................          895,437
   Other current assets ....................................................................          232,784
                                                                                                  -----------
            Total current assets ...........................................................        3,842,610

Property, plant and equipment (Notes 1 and 5) ...............................................        1,298,522
Mineral property held for investment (Note 12) .............................................        1,086,346
Prepaid royalty (Note 13) ..................................................................          273,000
Purchased intangible, net of accumulated amortization of $270,000 (Note 15) ................          337,500
Investments - at equity (Note 4) ...........................................................          151,856
Other assets, net ..........................................................................          710,575
                                                                                                  -----------
                                                                                                 $  7,700,409
                                                                                                  ===========
                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Accounts payable (Note 1) ...............................................................     $  3,661,428
   Accrued expenses (Note 1) ...............................................................        1,426,652
   Billings in excess of costs and estimated earnings (Notes 1 and 2) ......................          641,435
   Related party debt (Note 7) .............................................................          190,000
   Current portion of long-term debt (Note 6) ..............................................          375,000
                                                                                                  -----------
            Total current liabilities ......................................................        6,294,515

   Related party debt (Note 7) .............................................................          592,343
   Long-term debt, less current portion (Note 6) ...........................................          481,324
                                                                                                  -----------
            Total liabilities ..............................................................        7,368,182
                                                                                                  -----------
Commitments and contingencies (Notes 7)
Stockholders' equity (Note 10):
   Common stock, $0.001 par value; 100,000,000 shares authorized; 3,011,917 shares issued
      and outstanding ......................................................................            3,012
   Additional paid-in capital ..............................................................       11,254,939
   Accumulated deficit .....................................................................      (10,925,724)
                                                                                                  -----------
            Total stockholders' equity .....................................................          332,227
                                                                                                  -----------
                                                                                                 $  7,700,409
                                                                                                  ===========



        See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                       2001              2000
                                                                   ------------      ------------
Revenues (Notes 2 and 16) ....................................     $ 18,519,390      $ 13,900,545
Cost of sales ................................................      (14,256,598)      (11,246,835)
                                                                   ------------      ------------
Gross margin .................................................        4,262,792         2,653,710
Selling, general and administrative expenses .................       (4,417,078)       (3,717,269)
                                                                   ------------      ------------
Loss from operations .........................................         (154,286)       (1,063,559)
                                                                   ------------      ------------
Other income (expense):
    Provision for disputed accounts receivables (Note 10) ....         (988,000)               --
    Provision for unconsummated acquisition expenses (Note 10)         (829,000)               --
   Interest expense (Note 7) .................................         (110,350)          (87,628)
   Equity in earnings of unconsolidated jointly owned company            33,664
   Other income (expense), net ...............................          121,756            13,809
                                                                   ------------      ------------
Net other expense ............................................       (1,771,930)         (101,437)
                                                                   ------------      ------------
Net loss .....................................................     $ (1,926,216)     $ (1,164,996)
                                                                   ============      ============

Loss per share - basic and diluted: ..........................     $      (0.65)     $      (0.43)

Weighted average shares of common stock outstanding -
   basic and diluted .........................................        2,946,645         2,763,627
                                                                   ============      ============






        See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Common Stock          Additional                         Total
                                                  --------------------       Paid-In        Accumulated     Stockholders'
                                                   Shares       Amount       Capital          Deficit          Equity
                                                  ---------     ------     -----------     ------------     -------------
Balance, January 1, 2000 ....................     2,641,961     $2,642     $ 9,950,148     $ (7,834,512)     $ 2,118,278

Common stock issued on conversion of debt ...       117,532        118         487,998               --          488,116

Common stock issued for acquisition of
   patents (Note 1) .........................        89,300         89         558,155               --          558,244

Common stock issued for
   compensation .............................        14,498         14          94,544               --           94,558

Interest imputed on related party debt
   (Note 6) .................................            --         --          10,264               --           10,264

Common stock issued on exercise of stock
   options ..................................        70,000         70           2,013               --           62,083

Net loss ....................................            --         --              --       (1,164,996)      (1,164,996)
                                                  ---------     ------     -----------     ------------     -------------

Balance, December 31, 2000 ..................     2,933,291      2,933      11,163,122       (8,999,508)       2,166,547



Sale of common stock pursuant to Regulation S
   under the Securities Act of 1933 .........        22,566         23          32,677               --           32,700

Interest imputed on related party debt
   (Note 6) .................................            --         --           9,000               --            9,000

Common stock issued on exercise of stock
   options ..................................        56,060         56          50,140               --           50,196


Net loss ....................................            --         --              --       (1,926,216)      (1,926,216)
                                                  ---------     ------     -----------     ------------     -------------

Balance, December 31, 2001 ..................     3,011,917     $3,012     $11,254,939     $(10,925,724)     $   332,227
                                                  =========     ======     ===========     ============      ===========




        See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                  2001              2000
                                                              ------------      ------------
Cash flows from operating activities:
   Net loss .............................................     $ (1,926,216)     $ (1,164,996)

   Adjustments to reconcile net loss to net cash provided
    (used in) by operating activities:
     Depreciation and amortization ......................          157,035           128,164
     Stock issued for compensation ......................           50,196                --
     Interest imputed on related party debt .............            9,000            10,264

     Change in assets and liabilities:
       Accounts receivable ..............................        2,221,690        (2,303,297)
       Costs and estimated earnings in excess of billings         (226,188)         (133,997)
       Inventories ......................................         (576,123)         (217,432)
       Other assets .....................................          356,053          (547,187)
       Accounts payable and accrued expenses ............        1,109,546         2,290,096
       Billings in excess of costs and estimated earnings       (1,734,952)        2,130,823
                                                              ------------      ------------
Net cash (used in) provided by operating activities .....         (564,959)          381,554
                                                              ------------      ------------

Cash flows from investing activities:
Acquisition of property, plant and equipment ............          (78,862)          (16,062)
                                                              ------------      ------------
Net cash (used in) investing activities .................          (78,862)          (16,062)
                                                              ------------      ------------

Cash flows from financing activities:
   Stock issued for cash ................................           82,896            62,083
   Borrowings from related parties ......................          592,343                --
   Proceeds from long-term debt .........................           45,935
   Repayments of related party debt .....................               --           (50,000)
   Payment on prepaid royalty ...........................               --             2,000
                                                              ------------      ------------

Net cash provided by financing activities ...............          670,978            14,083
                                                              ------------      ------------
Net increase in cash and cash equivalents ...............           27,157           379,575
Cash and cash equivalents, beginning of year ............          573,974           194,399
                                                              ------------      ------------
Cash and cash equivalents, end of year ..................     $    601,131      $    573,974
                                                              ============      ============



        See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                    2001           2000
                                                                 ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest ................................................     $    6,651     $    7,416

Non-cash investing and financing activities:
   Common stock exchanged for amounts due to related parties     $       --     $  488,116
   Common stock exchanged for asset ........................     $       --     $  558,244






        See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


OPERATIONS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

MPM Technologies, Inc. (the Company) was incorporated as Okanogan Development, Inc. on July 18, 1983, under the laws of the State of Washington. It was formed primarily for the purpose of investing in real estate and interests in real estate. On April 25, 1985, the Company combined with MADD Exploration (MADD), a Montana partnership, and changed its name to Montana Precision Mining, Ltd. In August 1995, the Company changed its name to MPM Technologies, Inc. As a result of the combination with MADD, the Company acquired mining properties located in Powell County, Montana. The Company is not currently engaged in exploration or developmental mining activities in regard to these properties. (See Note 12.)

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

SkyGas, an 85% directly and indirectly owned joint venture, was formed in 1990 for the purpose of commercializing the SkyGas technology, which is a disposal/gasification process that converts solid and semi-solid wastes into clean, medium BTU syntheses gas. As of December 31, 2001 and 2000, participants and interests owned in the SkyGas venture included: NuPower (a 58.2% owned subsidiary of the Company), 70%, MPM Technologies, Inc., 15%, and USF Smogless of Milan, Italy (a subsidiary of United States Filter Corporation which also owns shares of the Company totaling 6.83% of the common stock outstanding), 15%.

The Company currently operates within two reportable segments as disclosed in
Note 16.

REVENUE RECOGNITION

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repair and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 2001 and 2000, no amounts were recognized for estimated contract losses.

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

PURCHASED INTANGIBLE

Purchased intangible represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over its estimated period of future benefit of ten years. The Company periodically evaluates the recoverability of purchased intangible. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the purchased intangible from expected future operating cash flows on an undiscounted basis.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


ADVERTISING COSTS

Advertising costs are charged to operations when incurred. Advertising expense was $35,602 and $50,153 for the years ended December 31, 2001 and 2000, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2001 for cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


EARNINGS PER SHARE

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the average number of shares actually outstanding during the period. Diluted earnings per share reflect the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 2001 and 2000, outstanding options to purchase 1,374,188 and 1,014,480 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive. As the Company's stock options are antidilutive, basic and diluted earnings per share are the same for all periods presented.

RECLASSIFICATIONS

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 consolidated financial statement presentation.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS ACQUISITIONS

On March 31, 1997, the Company acquired an operating business from United States Filter Corporation under the terms of an asset purchase agreement and subsequently formed an Illinois corporation, Huntington Environmental Systems, Inc., into which the acquired assets and liabilities were transferred. The acquisition of HES was recorded under the purchase method of accounting; accordingly, the results of operations of HES are included in the consolidated statements of operations from the date of acquisition. The purchase price consisted of the issuance of 146,667 shares of the Company's common stock valued at $990,000. The excess of the fair value of the net assets acquired over the purchase price was $944,889, which has been established as negative goodwill and was being amortized over ten years.

On July 2, 1998, the Company acquired an operating business from FLS miljo, Inc. under the terms of an asset purchase agreement and subsequently formed a New Jersey corporation, AirPol, Inc., into which the acquired assets and liabilities were transferred. The acquisition of AirPol was recorded under the purchase method of accounting; accordingly, the results of operations of AirPol are included in the consolidated statements of operations from the date of acquisition. The total purchase price of AirPol was $534,610 and consisted of $234,610 of cash and 96,884 shares of common stock of the Company valued at $300,000. The excess of the purchase price over the fair value of the net assets acquired was $760,532 and was being amortized over ten years.

As of December 31, 2001, the Company wrote off the net balances of the goodwill and negative goodwill. The effect of these write-offs was not material.

As of July 2, 1998, the fair values of assets acquired and liabilities assumed were as follows:

       Costs and estimated earnings in excess of billings..   $  248,038
       Plant, property and equipment.......................       89,539
       Goodwill............................................      760,532
       Accrued expenses....................................      (15,751)
       Billings in excess of costs and estimated earnings..     (547,748)
                                                              ----------
                                                              $  534,610
                                                              ==========

In September 2000, the Company entered into an agreement to acquire substantially all of the stock of New Monitor Builders, Inc. Since the only assets of New Monitor Builders were patents, the agreement was changed, and the Company acquired only the patents. The Company issued 89,300 shares of its common stock, and recorded the patents acquired at the market value of the stock on its date of issue, $588,244. The patents are being carried at cost on the accompanying financial statements. The patents will be amortized over a period not to exceed twenty years from the date of purchase, when they are utilized.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of December 31, 2001.

         Costs incurred on contracts in progress..    $  8,101,965
         Estimated earnings.......................       2,490,532
                                                      ------------
                                                        10,592,497
         Less billings to date....................      10,846,499
                                                      ------------
                                                      $    254,002
                                                      ============

The above accounts are shown in the accompanying consolidated balance sheets under these captions at December 31, 2001.

       Costs and estimated earnings in excess of
          billings.................................   $  895,437
       Billings in excess of costs and estimated
          earnings.................................     (641,435)
                                                      ----------
                                                      $  254,002
                                                      ==========

3. INVENTORIES

Inventories consist of the following at December 31, 2001.

                 Equipment......................    $     --
                 Chemicals......................          --
                 Parts and supplies ............      37,859
                                                    --------
                                                    $ 37,859
                                                    ========

4. INVESTMENTS AT EQUITY

Investments in unconsolidated jointly owned companies in which the company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

At December 31, 2001 the Company's investment carried at equity consists of a 40% ownership in Sunia-AirPol, Inc. As a result of this investment, the Company recognized $121,756 of income for the year ended December 31, 2001.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 2001:

       Equipment..................................     $ 1,441,045
       Furniture and fixtures.....................         133,500
       Leasehold improvements.....................          14,708
                                                       -----------
                                                         1,589,253
       Less accumulated depreciation..............         290,731
                                                       -----------
                                                       $ 1,298,522
                                                       ===========

Depreciation expense charged to operations was $89,535 and $79,282 in 2001 and 2000, respectively.

6. LONG-TERM DEBT

In conjunction with the Company's acquisition of HES (See Note 1), the Company assumed a long-term obligation totaling $1,200,000, which is payable in sixteen annual installments of $75,000. As there was no stated interest rate on the obligation, an imputed interest rate of 9%, which represented the Company's estimated borrowing rate, was utilized. The payments due in 2001, 2000, 1999 and 1998 have not been made as the Company believes the note holder has breached the agreement. Under the terms of the agreement, non-payment does not result in the debt being callable. At December 31, 2001, the carrying value of the obligation, net of discount, was $810,389 plus accrued interest. At December 31, 2001, current amounts owed under this obligation are $375,000.

7. RELATED PARTY DEBT

Related party debt consists of advances received from various directors and related parties. At December 31, 2001, amounts owed these related parties totaled $782,343, with $190,000 due on demand and $592,343 due September 2003.

Certain of the related party creditors voluntarily agreed to terminate their current and future right to interest payments. As such, interest expense of $9,000 and $10,264 has been imputed on this debt at 10% for 2001 and 2000 with a corresponding offset to additional paid-in capital.

8. COMMITMENTS AND CONTINGENCIES

The Company leases office space and mineral properties under operating leases that expire at various dates through 2003. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are as follows:

           YEAR ENDING DECEMBER 31,                        AMOUNT
               2002..................................    $  240,925
               2003..................................        87,862
                                                         ----------
                                                         $  328,787
                                                         ==========

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Rent expense for the years ended December 31, 2001 and 2000 was $345,226 and $250,000, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through April 2007. The agreement may be terminated by the Company at any time.

9. INCOME TAXES

As of December 31, 2001 the significant components of the Company's net deferred tax asset is as follows:

         Net operating loss carryforward.................    $ 2,925,000
         Differences between book and tax depreciation...        220,000
         Goodwill and purchase asset adjustments.........         10,000
         Writedown of mineral properties.................        136,000
         Other...........................................         40,000
                                                             -----------
                                                               3,331,000
         Less: valuation allowance.......................      3,331,000
                                                             -----------
                                                             $        --
                                                             ===========

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has net operating loss carryforwards totaling approximately $8.6 million that expire in the years 2001 through 2020.

10. STOCKHOLDERS' EQUITY

STOCK OPTION PLAN

On May 22, 1989, the shareholders of the Company voted to approve a stock option plan (the Plan) for selected key employees, officers and directors of the Company. The Plan is administered by a Compensation Committee of the Board of Directors (the "Committee") consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the Plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the Committee relating to the Plan. Under the Plan, a maximum of 236,667 shares were approved to be granted, which in 2001 and 2000, was increased by 300,000 and 250,000, respectively. Generally, the Plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchase price will be paid in full on the date of purchase.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                                    OPTION
                                                     OPTIONS         PRICE
                                                    ---------      --------
       Outstanding at January 1, 2000..........     1,084,480      $   1.86
       Granted.................................            --            --
       Exercised...............................       (70,000)        (0.89)
       Expired.................................            --            --
                                                    ---------      --------
       Outstanding at December 31, 2000........     1,014,480          1.86
       Granted.................................       452,838          2.70
       Exercised...............................       (56,060)        (0.92)
       Expired.................................            --            --
                                                    ---------      --------
       Outstanding at December 31, 2001........     1,411,258      $   2.11
                                                    =========      ========

PROFORMA INFORMATION

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 23 percent; risk-free interest rate of 5.25 percent; and expected lives of five years. The weighted average fair value at date of grant for options granted to employees in 2001 was $2.70 per option. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for each of the two years in the period ended December 31, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

                                            YEAR ENDED DECEMBER 31
                                         -----------------------------
                                             2001             2000
                                         ------------     ------------
           Net loss
              As reported...........     $ (1,926,216)    $ (1,164,996)
              Pro forma.............     $ (2,212,822)    $ (1,657,417)

           Loss per share
              As reported...........     $      (0.65)    $      (0.43)
              Pro forma.............     $      (0.75)    $      (0.60)

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 2001:

                                                               Options
                            Number         Weighted        Outstanding and
         Range of         Outstanding       Average      Exercisable Weighted
         Exercise       and Exercisable    Exercise       Average Remaining
          Prices          at 12/31/01        Price     Contractual Life (Years)
       -------------    ---------------    --------    ------------------------
       $0.88 - $0.90            124,591    $   0.89               5.6
       $        2.00            710,000    $   2.00               8.4
       $        2.70            450,000    $   2.70               9.8
       $        3.00            126,667    $   3.00               8.5
                        ---------------                ------------------------
       $0.88 - $3.00          1,411,258    $   2.11               7.5
                        ===============                ========================

11. VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful account activity was as follows at December 31, 2001.

           Balance, beginning of year...............   $    25,000
           Charged to (deducted from) expense.......       988,000
           Write-offs, net of recoveries............            --
                                                       -----------
           Balance, end of year.....................   $ 1,013,000
                                                       ===========

At December 31, 2001, management of the Company decided to provide for a large amount for accounts that were in dispute at that time. Management intends to vigorously pursue all its legal and business options in collecting these receivables.

Additionally, management elected to take a charge to income for expenses that were related to some business acquisitions, which did not come to fruition. This charge amounted to $829,000.

12. MINERAL PROPERTIES

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. In 2001, the Board of Directors changed this plan to hold the mineral properties as an investment. Accordingly, the Company has classified these assets as mineral properties held for investment in its balance sheet at December 31, 2001 and 2000.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. PREPAID ROYALTY

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the SkyGas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has recharacterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment. During 2000, a payment of $2,000 was received, and the balance at December 31, 2001 was $273,000.

14. RELATED PARTY TRANSACTIONS

The former President of the Company is also the president of another company that provides general insurance coverage and various administrative and office expenses for the Company. In 2000, the Company issued 17,532 shares of its common stock in payment of an amount owed of $16,116. In 2001 and 2000, the Company incurred expenses to this related party company of $75,718 and $66,000, respectively.

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 2001 and 2000 of $71,897 and $85,688, respectively.

As of December 31, 2001 and 2000, a business owned by the Company's President owed the Company $19,614 from the sale of certain equipment. This amount is included in accounts receivable.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The segments' profit and loss components and schedule of assets as of December 31, 2001 are as follows:

                                          AIR           AIR
                                       POLLUTION      POLLUTION
                                        CONTROL        CONTROL         ALL
                                        (HEAT)       (SCRUBBERS)      OTHER          TOTAL
                                      -----------    -----------   -----------    ------------
Revenue external ..................   $ 7,103,019    $11,416,371   $        --    $ 18,519,390
Interest income ...................        72,129         31,123           218         103,470
Interest expense ..................        91,888             --        18,462         110,350
Depreciation and amortization .....       (33,278)       121,893        68,420         157,035
Segment income (loss) .............    (1,041,763)     1,300,481    (2,184,934)     (1,926,216)
Other significant non-cash items:
    Costs and estimated earnings in
     excess of billings ...........       108,477        786,960            --         895,437
    Billings in excess of costs and
     estimated earnings ...........        77,662       563,773             --         641,435

Segment assets ....................     2,081,426      5,510,272     2,876,487      10,468,185
Expenditures for long-lived assets         15,176         63,686            --          78,862

Reconciliation of net income (loss), total assets, and other significant items for the year ended December 31, 2001 are as follows:

           PROFIT OR LOSS                                 AMOUNT
           --------------                              ------------
           Total income for reportable segments.....   $    258,718
           Other loss...............................     (2,184,934)
                                                       ------------
           Total consolidated profit or loss........   $ (1,926,216)
                                                       ============

           ASSETS

           Total assets for reportable segments.....   $  7,591,700

           Other assets.............................      2,876,487
           Elimination of intersegment assets.......     (2,767,778)
                                                       ------------
           Total consolidated assets................   $  7,700,409
                                                       ============

Other significant items:

                                                        SEGMENT                      CONSOLIDATED
                                                         TOTALS      ELIMINATIONS       TOTALS
                                                       ----------    ------------    ------------
Interest income ..................................     $  103,470     $  (38,466)     $   65,004
Interest expense .................................        110,350        (38,466)         71,884
Expenditures for long-lived assets ...............         16,062             --          16,062
Depreciation and amortization ....................        128,164             --         128,164
Costs and estimated earnings in excess of billings        895,437             --         895,437
Billings in excess of costs and estimated earnings        641,435             --         641,435

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Adjustments to reconcile interest expense and interest income represent total intercompany amounts. The Company's revenues by geographic region for the year ended December 31, 2001 are as follows:


           GEOGRAPHIC REGION                                REVENUES
           -----------------                              ------------
           United States                                  $ 17,480,639
           United Kingdom                                    1,033,498
           Other foreign countries                               5,253
                                                          ------------

           Total consolidated revenues                    $ 18,519,390
                                                          ============

The Company attributes revenues to countries based on the location of the customer.

The segments' profit and loss components and schedule of assets as of December 31, 2000 are as follows:

                                          AIR            AIR
                                       POLLUTION      POLLUTION
                                        CONTROL        CONTROL          ALL
                                        (HEAT)       (SCRUBBERS)       OTHER          TOTAL
                                      -----------    -----------    -----------    ------------
Revenue external ..................   $ 9,618,637    $ 4,281,908    $        --    $ 13,900,545
Interest income ...................        58,579            837            291          59,707
Interest expense ..................        52,557          9,700         79,157         141,414
Depreciation and amortization .....       (45,054)       104,798         68,420         128,164
Segment (loss) ....................       (22,238)      (484,614)      (658,144)     (1,164,996)
Other significant non-cash items:
    Costs and estimated earnings in
     excess of billings ...........       215,603        453,646             --         669,249
    Billings in excess of costs and
     estimated earnings ...........     1,344,298      1,032,089             --       2,376,387

Segment assets ....................     4,075,110      3,462,283      5,586,762      13,124,155
Expenditures for long-lived assets          9,354          3,351          3,357          16,062

Reconciliation of net income (loss), total assets, and other significant items for the year ended December 31, 2000 are as follows:

           PROFIT OR LOSS                                     AMOUNT
           --------------                                  ------------
           Total loss for reportable segments.........     $   (506,892)
           Other loss.................................         (658,144)
           Discontinued operations....................               --
                                                           ------------
           Total consolidated profit or loss..........     $ (1,164,996)
                                                           ============

           ASSETS
           ------
           Total assets for reportable segments.......     $  7,537,393
           Other assets...............................        4,500,416
           Assets of discontinued operation...........        1,086,346
           Elimination of intersegment assets.........       (3,602,298)
                                                           ------------
           Total consolidated assets..................     $  9,521,857
                                                           ============

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

Adjustments to reconcile interest expense and interest income represent total intercompany amounts. The Company's revenues by geographic region for the year ended December 31, 2000 are as follows:

           GEOGRAPHIC REGION                               REVENUES
           -----------------                             ------------
           United States                                 $ 13,521,009
           Canada                                             210,326
           Other foreign countries                            169,210
                                                         ------------

           Total consolidated revenues                   $ 13,900,545
                                                         ============

The Company attributes revenues to countries based on the location of the customer.

17. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 " Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the type of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead reviewed for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to adopt both of these new standards in 2002. The impact on future financial statements is not presently known nor can it be reasonably estimated.

Item 8. Changes in and disagreements with accountants on Accounting and Financial Disclosure.

Not applicable


PART III

Item 9. Directors and Executive Officers of the Registrant

a)  Identification of Directors

                                                      FIRST ELECTED
      NAME              AGE   POSITION                DIRECTOR
-------------------------------------------------------------------
Michael J. Luciano      48    Director                2/16/1998
Richard E. Appleby      62    Director                4/25/1985
Myron Katz              71    Director                4/25/1985
Daniel D. Smozanek      76    Director                4/25/1985
L. Craig Cary Smith     52    Director                4/25/1985
Anthony L. Lee          66    Director                2/16/1998
Glen Hjort              49    Director                2/16/1998
Richard Kao             61    Director                6/28/1999

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b)  Identification of Executive Officers.


      NAME                    AGE      POSITION                   OFFICER SINCE
--------------------------------------------------------------------------------
Michael J. Luciano            48    Chairman & CEO                2/16/1998
Glen Hjort                    49    Chief Financial Officer       6/28/1999
Richard E. Appleby            61    Vice President                4/25/1985
Myron Katz                    71    Vice President                4/25/1985
Daniel D. Smozanek            76    Treasurer                     4/25/1985
Robert D. Little              52    Secretary                     1/03/1991

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c) Identification of Certain Significant Employees.

As of December 31, 2001, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

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

f)   Involvement in Certain Legal Proceedings.

     Not Applicable

g)   Promoter and Control Persons.

     Not Applicable


Item 10. Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 2001 and 2000.

Summary Compensation Table

                               Annual Compensation

Name and
Principal
Position        Year   Salary     Bonus(s)    Compensation    Awards(s)($)    SARs($)    Payout(s)($)    Compensation
--------        ----   ------     --------    ------------    ------------    -------    ------------    ------------
Michael J.
Luciano         2001                            $ 25,000         None
CEO             2000                            $ 25,000         None

Robert D.
Little          2001                              71,897
Secretary       2000                      =       85,688

(1) MPM contracts with Mr. Little for its shareholder relations services. Expenses related to this were $71,897 and $85,688 for 2001 and 2000, respectively.

Option Grants In 2001 Fiscal Year Individual Grants
Individual Grants

                                                                                 Market
                                           % of Total                           Price on
                          Options        Options Granted     Exercise or        Date of        Expiration
Name                      Granted         In Fiscal Year     Base Price          Grant            Date
-----------------------------------------------------------------------------------------------------------
Michael Luciano           200,000              44.4%          $   2.70         $   2.70         9/17/11

L. Craig Smith            100,000              22.2%          $   2.70         $   2.70         9/17/11

Robert Little             100,000              22.2%          $   2.70         $   2.70         9/17/11

Glen Hjort                 50,000              11.1%          $   2.70         $   2.70         9/17/11


Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2001 Option/SAR
Values


                                                           Number of
                                                           Securities            Value of
                                                           Underlying           Unexercised
                                                           Unexercised          In-The-Money
                                                          Options/SARs          Options/SARs
                           Shares                          At FY-End (#)          At FY-End
                          Acquired         Value           Exercisable/          Exercisable/
Name                    On Exercise     Realized ($)       Unexercisable         Unexercisable
----------------------------------------------------------------------------------------------
Michael J. Luciano          None                           521,890               $1,565,670
                                                           Exercisable

L. Craig Cary Smith       35,556                           200,389               $  601,167
                                                           Exercisable

Robert D. Little           3,000                           195,223               $  615,659
                                                           Exercisable

Glen Hjort                  None                            90,000               $  270,000
                                                           Exercisable

Richard E. Appleby          None                            38,000               $  114,000
                                                           Exercisable

Daniel D. Smozanek          None                             8,000               $   24,000
                                                           Exercisable

Myron Katz                  None                             8,000               $   24,000
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

The shareholders of MPM, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of MPM. The purpose of the option plan is to promote the interests of MPM and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in MPM's business and an increased personal interest in this continued success and progress. At the Annual Meeting of Shareholders held on June 11, 2001, the shareholders approved an amendment to the stock option plan therefore increasing the number of shares in the plan by 300,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Security Ownership of Certain Beneficial Owners.

Except as noted in part b. below, no person or group was known by the Registrant except as noted below to own more than five percent (5%) of its common stock at December 31, 2001.

b) Security Ownership of Management as of March 20, 2002.

The following table sets forth, as of March 20, 2002 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.


 Title of             Name of               Amount and Nature of          Percent
 Class            Beneficial Owner        Beneficial Ownership [1]        of Class
 -----            ----------------        ------------------------        --------
 Common           Michael J. Luciano             873,910  [2]               28.9
 Common           Richard E. Appleby             221,155                     7.3
 Common           Robert D. Little               202,966                     3.1

 Common           L. Craig Cary Smith            200,389                     6.6
 Common           Daniel D. Smozanek             160,257                     5.3
 Common           Myron Katz                     125,617                     4.1
 Common           Glen Hjort                     101,833                     3.4
 Common           Richard Kao                     64,222                     2.1
 Common           Anthony Lee                     20,000                       *
 Common           As A Group                   1,970,349                    48.3

[*] Less than one percent

[1] Includes options available for exercise aggregating 1,061,502 shares for the entire group.

[2] Does not include 396,509 shares (9.7%) of the Company's outstanding stock owned by a trust for which Mr. Luciano is the executor.

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

b.)  Certain Business Relationships.

In September 2001, Michael J. Luciano, Chairman and Chief Executive Officer loaned the Company approximately $600,000 evidenced by a convertible promissory note. Under the terms of the promissory note, the principal and any unpaid accrued interest may be converted to common stock at the option of the note holder.

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

At December 31, 2001 and 2000, Richard Appleby was owed $65,000 pursuant to unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of MPM owns R.D. Little Co.. For the year ended December 31, 2001, MPM paid $71,897 for these services.

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

     None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


MPM Technologies, Inc.

      By: /s/ Michael J. Luciano
          ----------------------
      Title:  Chairman and Chief Executive Officer
              ------------------------------------
      Date: April 12, 2002
            --------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/ Michael J. Luciano                          /s/ Glen Hjort
-------------------------------                 -----------------
Michael J. Luciano                              Glen Hjort
Chairman & Chief Executive Officer              Chief Financial Officer &
                                                Director

Dated: April 12, 2002                           Dated: April 12, 2002
      ------------------                               ---------------


/s/ Myron Katz                                  /s/ Daniel D. Smozanek
------------------------                        --------------------------
Myron Katz                                      Daniel D. Smozanek
Vice President & Director                       Treasurer & Director

Dated: April 12, 2002                           Dated: April 12, 2002
       ----------------                                ----------------


/s/ Richard E. Appleby                          /s/ L. Craig Cary Smith
--------------------------                      ---------------------------
Richard E. Appleby                              L. Craig Cary Smith
Vice President & Director                       Director

Dated: April 12, 2002                           Dated: April 12, 2002
       -------------------                             ------------------


/s/ Richard Kao                                 /s/Anthony Lee
--------------------                            ------------------
Richard Kao                                     Anthony Lee
Director                                        Director

Dated: April 12, 2002                           Dated: April 12, 2002
       --------------                                  --------------