Form 10QSB
period 2002-03-31
MPM TECHNOLOGIES INC
filed 2002-05-20
CIK 799268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                      For the quarter ended March 31, 2002
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         WASHINGTON                                          81-0436060
------------------------------------               --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                       Identification Number)

     339 Jefferson Road.
         PARSIPPANY, NJ                                      07054
------------------------------------               --------------------------
     (Address of principal                                (Zip Code)
      executive offices)

Issuers's telephone number, including area code: 973-428-5009

As of May 8, 2002, the registrant had outstanding 3,426,679 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Financial Statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                MARCH           DECEMBER
                                                                              31, 2002          31, 2001
                                                                            ------------      -----------
                                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                  $211,606         $601,131
     Accounts receivable, net of allowance for doubtful accounts
       of $833,000 and $1,013,000                                              1,547,869        2,075,399
     Inventories                                                                  37,859           37,859
     Costs and estimated earnings in excess of billings                          718,312          895,437
     Other current assets                                                        204,361          232,784
                                                                            -------------    -------------
                             Total current assets                              2,720,007        3,842,610
                                                                            -------------    -------------
     Property, plant and equipment, net                                        1,262,400        1,298,522
     Mineral properties held for investment                                    1,086,346        1,086,346
     Prepaid royalty                                                             273,000          273,000
     Purchased intangible, net of accumulated amortization of $354,375
       and $337,500                                                              320,625          337,500
     Investments - at equity                                                     151,856          151,856
     Other assets, net                                                           758,239          710,575
                                                                            -------------    -------------
                                                                              $6,572,473       $7,700,409
                                                                            =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $3,409,520       $3,661,428
     Accrued expenses                                                            914,994        1,426,652
     Billings in excess of costs and estimated earnings                          419,662          641,435
     Related party debt                                                          165,000          190,000
     Current portion of long-term debt                                           375,000          375,000
                                                                            -------------    -------------
                             Total current liabilities                         5,284,176        6,294,515
                                                                            -------------    -------------
     Related party debt                                                           89,093          592,343
     Long-term debt, less current portion                                        481,324          481,324
                                                                            -------------    -------------
                             Total liabilities                                 5,854,593        7,368,182
                                                                            -------------    -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 3,426,679 and 3,011,917shares issued and outstanding            3,427            3,012
     Additional paid-in capital                                               12,065,742       11,254,939
     Accumulated deficit                                                     (11,351,289)     (10,925,724)
                                                                            -------------    -------------
                             Total stockholders' equity                          717,880          332,227
                                                                            -------------    -------------
                                                                              $6,572,473       $7,700,409
                                                                            =============    =============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                           ----------------------------------
                                                               2002                 2001
                                                           -------------        -------------

Revenues                                                     $1,569,894           $4,861,218
Cost of sales                                                 1,174,193            3,991,087
                                                           -------------        -------------
Gross margin                                                    395,701              870,131
Selling, general and administrative expenses                    793,406              822,528
                                                           -------------        -------------
(Loss) income from operations                                  (397,705)              47,603
                                                           -------------        -------------
Other income (expense):
      Interest expense                                          (31,440)             (19,276)
      Miscellaneous                                               3,580                2,383
                                                           -------------        -------------
Net other expense                                               (27,860)             (16,893)
                                                           -------------        -------------
Net income                                                    ($425,565)             $30,710
                                                           =============        =============

Income per share - basic and diluted:
     Net (loss) income                                           ($0.14)               $0.01
                                                           =============        =============

Weighted average shares of common stock outstanding -
     basic                                                    3,139,790            2,937,857
                                                           =============        =============

Weighted average shares of common stock outstanding -
     diluted                                                  4,307,534            3,936,105
                                                           =============        =============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                             2002            2001
                                                                          -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss) income                                                     ($425,565)        $30,710
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                       52,997          31,645
          Interest imputed on related party debt                               2,219           2,219
          Change in assets and liabilities:
              Accounts receivable                                            527,530        (161,617)
              Costs and estimated earnings in excess of billings             177,125        (477,406)
              Inventories                                                         -          (69,299)
              Other assets                                                   (19,241)        (16,825)
              Accounts payable and accrued expenses                         (763,567)        533,205
              Billings in excess of costs and estimated earnings            (221,773)       (113,865)
                                                                          -----------     -----------
Net cash used in operating activities                                       (670,275)       (241,233)
                                                                          -----------     -----------
Cash flows from financing activities:
     Proceeds from related party debt                                        271,750          82,180
     Proceeds from stock issues                                                9,000          13,747
                                                                          -----------     -----------
Net cash provided by financing activities                                    280,750          95,927
                                                                          -----------     -----------
Net decrease in cash and cash equivalents                                   (389,525)       (145,306)
Cash and cash equivalents, beginning of period                               601,131         573,974
                                                                          -----------     -----------
Cash and cash equivalents, end of period                                    $211,606        $428,668
                                                                          ===========     ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                    $1,443          $2,317
                  Income taxes                                                $   -           $   -

Supplemental disclosure of non cash financing activities:

Common stock exchanged for amounts due to related party                     $800,000          $   -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1. UNAUDITED FINANCIAL STATEMENTS

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically incorporate by reference the footnotes to the consolidated financial statements of the Company as of December 31, 2001. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 2002 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2002.

2. EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                      FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                      -----------------------------------------
                                                      WEIGHTED-
                                          NET          AVERAGE      PER-SHARE
                                        (LOSS)         SHARES        AMOUNT
                                        ------         ------        ------
BASIC EPS
Income available to common
  stockholders                         ($425,565)     3,139,790     ($  0.14)

EFFECT OF DILUTIVE SECURITIES
Common stock options                        -         1,167,744      -
                                       ---------      ---------     --------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                          ($425,565)     4,307,534     ($  0.14)
                                       =========      =========     ========

                                      FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                      -----------------------------------------
                                                      WEIGHTED-
                                           NET         AVERAGE      PER-SHARE
                                         INCOME        SHARES        AMOUNT
                                         ------        ------        ------
BASIC EPS
Income available to common
  stockholders                          $  30,710     2,937,857     $   0.01
EFFECT OF DILUTIVE SECURITIES
Common stock options                         --         998,248         --
                                        ---------     ---------     --------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                           $  30,710     3,936,105     $   0.01
                                        =========     =========     ========

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

The segments' profit and loss components and schedule of assets as of March 31, 2002 are as follows:

                                AIR             AIR
                             POLLUTION       POLLUTION
                              CONTROL         CONTROL           ALL
                              (HEAT)        (SCRUBBERS)        OTHERS          TOTAL

Revenue external .......    $    85,924     $ 1,483,970     $      --       $ 1,569,894
Revenue internal .......           --              --              --              --
Segment profit (loss)...        (96,742)        (26,267)       (302,556)    ($  425,565)
Segment assets .........      1,650,753       4,853,104       2,741,953       9,245,810

Reconciliation of segment revenues, net income, total assets and other significant items for the three months ended March 31, 2002 are as follows:

         REVENUES                                            AMOUNT
         --------                                          ----------
         Total revenues for reportable segments .......    $1,569,894
                                                           ----------

         Total consolidated revenues...................    $1,569,894
                                                           ==========

       PROFIT OR LOSS
       --------------
       Total profit or (loss) for reportable segments    $  (123,009)
       Other profit or (loss) .......................       (302,556)
                                                         -----------

       Total consolidated profit or (loss) ..........    $  (425,565)
                                                         ===========

       ASSETS
       ------
       Total assets for reportable segments .........    $ 6,613,857
       Other assets .................................      2,741,953
       Elimination of intersegment assets ...........     (2,783,337)
                                                         -----------

       Total consolidated assets ....................    $ 6,572,473
                                                         ===========


The segments' profit and loss components and schedule of assets as of March 31, 2001 are as follows:

                                AIR             AIR
                             POLLUTION       POLLUTION
                              CONTROL         CONTROL           ALL
                              (HEAT)        (SCRUBBERS)        OTHERS          TOTAL


Revenue external .......    $ 2,665,216     $ 2,196,002     $      --       $ 4,861,218
Revenue internal .......           --              --              --              --
Segment profit (loss)...        124,913         118,280        (212,483)         30,710
Segment assets .........      4,560,046       4,783,052       5,901,276      15,244,374

Reconciliation of segment revenues, net income, total assets and other significant items for the three months ended March 31, 2001 are as follows:

       REVENUES                                           AMOUNT
       --------                                        ------------

       Total revenues for reportable segments .....    $  4,861,218
                                                       ------------

       Total consolidated revenues ................    $  4,861,218
                                                       ============

       PROFIT OR LOSS
       --------------
       Total profit or loss for reportable segments    $    243,193
       Other profit or loss .......................        (212,483)
                                                       ------------

       Total consolidated profit or loss ..........    $     30,710
                                                       ============

       ASSETS
       ------
       Total assets for reportable segments .......    $  9,343,098
       Other assets ...............................       5,901,277
       Elimination of intersegment assets .........      (5,178,930)
                                                       ------------

       Total consolidated assets ..................    $ 10,065,445
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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2002 and 2001 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net loss for the quarter ended March 31, 2002 was $425,565, or $0.14 per share compared to net income of $30,710, or $0.01 per share for the quarter ended March 31, 2001. This was due to slow downs in the activity at AirPol, and to a lack of activity at HES. Management expects that it will take some months for its restructuring plan to translate into better revenues at HES. AirPol is expecting improved revenues beginning in the second quarter.

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

THREE MONTHS ENDED 3/31/02 COMPARED TO THREE MONTHS ENDED  3/31/01
------------------------------------------------------------------

For the three months ended 3/31/02, MPM had a net loss of $425,565, or $0.14 per share compared to net income of $30,710, or $0.01 per share for the quarter ended 3/31/01. Revenues decreased 67.7% to $1,569,894 for the three months ended 3/31/02 compared to $4,861,218 for the three months ended 3/31/01. This was due to slow downs in activities at AirPol, and to a lack of activity at HES. Revenues at AirPol were down 32.4%, but at HES, revenues decreased 96.8%. Management is still in the process of restructuring at HES, and anticipates that it will be some months before revenues can be restored to previous levels. Cost cutting continues to be a priority at HES.

Revenues and sales activities in the air pollution control industry are dependent largely on the regulatory environment. Manufacturers for the most part do not want to spend the money on air pollution control equipment unless they are forced to by the Environmental Protection Agency or other relevant legislation. In the wake of the September 11 attacks, many potential customers of HES and AirPol put their planned purchases of this type of equipment on hold. They were waiting to see how the regulatory environment would evolve after the disaster. This had the effect of drastically reducing sales and revenues for both AirPol and HES.

Costs of sales decreased 70.6% to $1,174,193 for the three months ended March 31, 2002 compared to $3,991,087 for the three months ended March 31, 2001. This was due to the decreased levels of activity at both AirPol and HES. Operating expenses were down 3.5% to $793,406 for the three months ended March 31, 2002 compared to $822,528 for the three months ended 3/31/01. This was due to some personnel changes, and charges related to the restructuring at HES.

Backlog at March 31, 2002 was approximately $7,950,000. This includes $6,080,000 at AirPol and $1,870,000 at HES. While it is unclear how recent rulings and future enforcement by the Environmental Protection Agency will impact the industry, it is evident that there is a great deal of activity and interest in the products of both HES and AirPol.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

For the three months ended March 31, 2002, the Company relied partly on related party advances to fund the operations of HES and AirPol. Current cash reserves, loans from shareholders and officers, and continuing operations are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future.

Working capital at March 31, 2002 was negative $2,564,169. Accordingly, MPM is actively seeking alternative sources of capital such as private placements, stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the first quarter, the Company knew of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party. Subsequent to the end of the first quarter, the Company received information that it may become involved in a legal action. The Company is currently evaluating the information to consider its options and course of action. The Company does not expect any adverse financial effects from this action.

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

There were no matters presented to the shareholders for vote during the first quarter of 2002.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MPM Technologies, Inc.




         MAY 17, 2002                              /s/  Robert D. Little
-----------------------------                  ---------------------------------
         (date)                                         Robert D. Little
                                                        Corporate Secretary