Form 10QSB
period 2002-06-30
MPM TECHNOLOGIES INC
filed 2002-08-14
CIK 799268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                       For the quarter ended June 30, 2002
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


           Washington                                        81-0436060
  ------------------------------------              --------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification Number)

        339 Jefferson Road.
          Parsippany, NJ                                      07054
     ---------------------------                   ---------------------------
       (Address of principal                               (Zip Code)
        executive offices)

Issuers's telephone number, including area code: 973-428-5009

As of August 7, 2002, the registrant had outstanding 3,021,917 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Financial Statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              JUNE               DECEMBER
                                                                            30, 2002             31, 2001
                                                                          ------------         ------------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                            $    250,444         $    601,131
     Accounts receivable, net of allowance for doubtful accounts
       of $833,000 and $1,013,000                                            1,869,688            2,075,399
     Inventories                                                                37,859               37,859
     Costs and estimated earnings in excess of billings                        163,319              895,437
     Other current assets                                                      246,998              232,784
                                                                          ------------         ------------
                             Total current assets                            2,568,308            3,842,610
                                                                          ------------         ------------
Property, plant and equipment, net                                           1,556,987            1,298,522
Mineral properties held for sale                                             1,086,346            1,086,346
Note receivable                                                                273,000              273,000
Purchased intangible, net of accumulated amortization of $354,375
    and $337,500                                                               303,750              337,500
Investments - at equity                                                        151,856              151,856
Other assets, net                                                              639,587              710,575
                                                                          ------------         ------------
                                                                          $  6,579,834         $  7,700,409
                                                                          ============         ============

Current liabilities:
     Accounts payable                                                     $  3,764,837         $  3,661,428
     Accrued expenses                                                          923,833            1,426,652
     Billings in excess of costs and estimated earnings                        277,025              641,435
     Related party debt                                                        190,000              190,000
     Current portion of long-term debt                                         375,000              375,000
                                                                          ------------         ------------
                             Total current liabilities                       5,530,695            6,294,515
                                                                          ------------         ------------
Related party debt                                                             908,508              592,343
Long-term debt, less current portion                                           481,324              481,324
                                                                          ------------         ------------
                             Total liabilities                               6,920,527            7,368,182
                                                                          ------------         ------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       2,787,493 and 2,641,961 shares issued and outstanding                     3,021                3,012
     Additional paid-in capital                                             11,266,148           11,254,939
     Accumulated deficit                                                   (11,609,862)         (10,925,724)
                                                                          ------------         ------------
                             Total stockholders' (deficit) equity             (340,693)             332,227
                                                                          ------------         ------------
                                                                          $  6,579,834         $  7,700,409
                                                                          ============         ============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Quarter Ended                           Six Months Ended
                                                                 June 30,                                  June 30,
                                                    ---------------------------------         ---------------------------------
                                                        2002                 2001                 2002                 2001
                                                    ------------         ------------         ------------         ------------
Revenues                                            $  1,987,107         $  5,725,517         $  3,557,001         $ 10,586,735
Cost of sales                                          1,153,208            4,503,500            2,327,401            8,494,587
                                                    ------------         ------------         ------------         ------------
Gross margin                                             833,899            1,222,017            1,229,600            2,092,148
Selling, general and administrative expenses           1,106,228            1,179,325            1,899,634            2,001,853
                                                    ------------         ------------         ------------         ------------
(Loss) income from operations                           (272,329)              42,692             (670,034)              90,295
                                                    ------------         ------------         ------------         ------------
Other income (expense):
       Interest expense                                  (24,331)             (16,994)             (55,771)             (36,270)
       Other income, net                                      --                  152                3,580                2,535
                                                    ------------         ------------         ------------         ------------
Net other income (expense)                               (24,331)             (16,842)             (52,191)             (33,735)
                                                    ------------         ------------         ------------         ------------
Net (loss) income                                   ($   296,660)        $     25,850         ($   722,225)        $     56,560
                                                    ============         ============         ============         ============

Basic earnings per share:
       Net (loss) income                            ($      0.10)        $       0.01         ($      0.24)        $       0.02
                                                    ============         ============         ============         ============

Diluted earnings per share:
       Net (loss) income                            ($      0.10)        $       0.01         ($      0.24)        $       0.01
                                                    ============         ============         ============         ============

Weighted average shares of common stock
       outstanding - basic                             3,021,917            2,948,345            3,003,555            2,927,259
                                                    ============         ============         ============         ============

Weighted average shares of common stock
       outstanding - diluted                           4,186,105            3,936,105            4,163,104            3,914,478
                                                    ============         ============         ============         ============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                              ------------------------------
                                                                                 2002                2001
                                                                              -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                        ($  722,225)        $   56,560
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                           116,446             62,477
          Interest imputed on related party debt                                    2,219              4,462
          Change in assets and liabilities:
              Accounts receivable                                                 205,711            948,090
              Costs and estimated earnings in excess of billings                  732,118           (722,008)
              Inventories                                                              --           (837,716)
              Other assets                                                         56,774           (375,108)
              Accounts payable and accrued expenses                              (646,486)         1,329,602
              Billings in excess of costs and estimated earnings                 (364,410)          (818,421)
                                                                              -----------         ----------
Net cash used in operating activities                                            (619,853)          (352,062)
                                                                              -----------         ----------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                 (55,999)           (48,421)
                                                                              -----------         ----------
Net cash used in investing activities                                             (55,999)           (48,421)
                                                                              -----------         ----------
Cash flows from financing activities:
     Proceeds from stock issues                                                     9,000             13,747
     Proceeds from related party debt                                             316,165             27,180
                                                                              -----------         ----------
Net cash provided by (used in) financing activities                               325,165             40,927
                                                                              -----------         ----------
Net decrease in cash and cash equivalents                                        (350,687)          (359,556)
Cash and cash equivalents, beginning of period                                    601,131            573,974
                                                                              -----------         ----------
Cash and cash equivalents, end of period                                       $  250,444         $  214,418
                                                                              ===========         ==========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                        $39,000            $31,909
                  Income taxes                                                 $       --         $       --

Supplemental disclosure of investing activities:

Liabilities assumed in connection with fixed asset acquisitions                $  285,162         $       --

Supplemental disclosure of non cash financing activities:

Common stock exchanged for amounts due to related parties                      $       --           $488,115

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1. UNAUDITED FINANCIAL STATEMENTS

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2001. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2002 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2002.

2. EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

                                          FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                       --------------------------------------------
                                                         WEIGHTED-
                                          NET             AVERAGE         PER-SHARE
                                        INCOME            SHARES            AMOUNT
                                       ---------         ---------        ---------
BASIC EPS
(Loss) available to common
  stockholders                         $(722,225)        3,003,555        $   (0.24)

EFFECT OF DILUTIVE SECURITIES

Common stock options                          --         1,159,549               --
                                       ---------         ---------        ---------

DILUTED EPS
Loss available to common
  stockholders - assumed
  conversions                          $(722,225)        4,163,104        $   (0.24)
                                       =========         =========        =========

FOR THE THREE MONTHS ENDED JUNE 30, 2002
----------------------------------------
                                                         WEIGHTED-
                                          NET             AVERAGE         PER-SHARE
                                        INCOME            SHARES           AMOUNT
                                       ---------         ---------        ---------
BASIC EPS
Income available to common
  stockholders                         $(296,660)        3,021,917        $   (0.10)

EFFECT OF DILUTIVE SECURITIES

Common stock options                          --         1,164,188               --
                                       ---------         ---------        ---------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                          $(296,660)        4,186,105        $   (0.10)
                                       =========         =========        =========


FOR THE SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------
                                                         WEIGHTED-
                                          NET             AVERAGE         PER-SHARE
                                        INCOME            SHARES          AMOUNT
                                       ---------         ---------        ---------
BASIC EPS
Income available to common
  stockholders                         $   56,560        2,927,259        $    0.02

EFFECT OF DILUTIVE SECURITIES

Common stock options                           --          987,219            (0.01)
                                       ---------         ---------        ---------

DILUTED EPS
Loss available to common
  stockholders - assumed
  conversions                          $   56,560        3,936,105        $    0.01
                                       ==========        =========        =========


FOR THE THREE MONTHS ENDED JUNE 30, 2001
----------------------------------------
                                                         WEIGHTED-
                                          NET             AVERAGE         PER-SHARE
                                        INCOME            SHARES           AMOUNT
                                       ---------         ---------        ---------
BASIC EPS
Income available to common
  stockholders                         $  25,850         2,948,345        $    0.01

EFFECT OF DILUTIVE SECURITIES

Common stock options                          --           987,760               --
                                       ---------         ---------        ---------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                          $   25,850        3,936,105        $    0.01
                                       ==========        =========        =========

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

The segments' profit and loss components and schedule of assets as of June 30, 2002 are as follows:

                                 AIR                 AIR
                              POLLUTION           POLLUTION
                               CONTROL             CONTROL              ALL
                               (HEAT)            (SCRUBBERS)           OTHERS               TOTAL
                             -----------         -----------         -----------         -----------
Revenue external ....        $   548,794         $ 3,008,207         $        --         $ 3,557,001
Revenue internal ....                 --                  --                  --                  --
Segment profit (loss)           (214,554)           (200,863)           (306,808)           (722,225)
Segment assets ......          1,761,606           4,587,187             231,041           6,579,834

Reconciliation of segment revenues, net income, total assets and other significant items for the six and three months ended June 30, 2002 are as follows:

                                                             SIX MONTHS          THREE MONTHS
                                                                ENDED               ENDED
                                                            JUNE 30, 2002       JUNE 30, 2002
         REVENUES
         --------
         Total revenues for reportable segments .....        $ 3,557,001         $ 1,987,107
         Other revenues .............................                 --                  --
                                                             -----------         -----------

         Total consolidated revenues ................        $ 3,557,001         $ 1,987,107
                                                             ===========         ===========

         PROFIT OR LOSS
         --------------
         Total profit or loss for reportable segments        $  (415,417)        $  (292,408)
         Other profit or loss .......................           (306,808)             (4,252)
                                                             -----------         -----------

         Total consolidated profit or loss ..........        $  (722,225)        $  (296,660)
                                                             ===========         ===========

                                                            AT JUNE 30, 2002
                  ASSETS
                  ------
                  Total assets for reportable segments        $ 6,648,793
                  Other assets .......................          2,738,223
                  Elimination of intersegment assets .         (2,807,182)
                                                              -----------

                  Total consolidated assets ..........        $ 6,579,834
                                                              ===========


The segments' profit and loss components and schedule of assets as of June 30, 2001 are as follows:

                                 AIR                 AIR
                              POLLUTION           POLLUTION
                               CONTROL             CONTROL              ALL
                               (HEAT)            (SCRUBBERS)           OTHERS              TOTAL
                             -----------         -----------        -----------         -----------
Revenue external ....        $ 4,343,951         $ 6,242,784        $        --         $10,586,735
Revenue internal ....                 --                  --                 --                  --
Segment profit (loss)           (295,942)            801,304           (448,802)             56,560
Segment assets ......          3,981,793           5,619,544            618,991          10,220,328

Reconciliation of segment revenues, net income, total assets and other significant items for the six and three months ended June 30, 2001 are as follows:

                                                              SIX MONTHS          THREE MONTHS
                                                                ENDED                ENDED
                                                            JUNE 30, 2001        JUNE 30, 2001
         REVENUES
         --------
         Total revenues for reportable segments .....        $ 10,586,735         $  5,725,517
         Other revenues .............................                  --                   --
                                                             ------------         ------------

         Total consolidated revenues ................        $ 10,586,735         $  5,725,517
                                                             ============         ============

         PROFIT OR LOSS
         --------------
         Total profit or loss for reportable segments        $    505,362         $    262,169
         Other profit or loss .......................            (448,802)            (236,319)
                                                             ------------         ------------

         Total consolidated profit or loss ..........        $     56,560         $     25,850
                                                             ============         ============


                                                            AT JUNE 30, 2001
                  ASSETS
                  ------
                  Total assets for reportable segments        $  9,601,337
                  Other assets .......................           4,775,485
                  Assets of discontinued operation ...           1,086,346
                  Elimination of intersegment assets .          (5,242,840)
                                                              ------------

                  Total consolidated assets ..........        $ 10,220,328
                                                              ============

4. SUBSEQUENT EVENTS

In June 2002, MPM was notified by Nasdaq that it did not comply with the minimum $2.0 million net tangible assets or the minimum $2.5 million stockholder's equity requirements for continued listing. Marketplace Rule 4310(c)(2)(B) states that for continued listing, the issuer shall maintain (i) stockholders' equity of $2.0 million ($2.5 million as of November 1, 2002); (ii) market capitalization of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years.

On August 1, 2002, Nasdaq notified MPM that as a result of its presentation before an oral hearing of a Nasdaq Listing Qualification Panel on July 18, 2002, MPM will continue to be listed on the Nasdaq SmallCap Market.

In a letter to MPM, Nasdaq wrote, "The Panel was of the opinion that the Company presented a definitive plan that should enable it to evidence compliance with the $2,500,000 shareholders' equity standard within a reasonable period of time and to sustain compliance with that requirement as well as all other requirements for continued listing on The Nasdaq SmallCap Market over the long term."

As part of the plan presented to the Panel, MPM intended to purchase a piece of recreational real estate in Montana by issuing $3 million of its common stock. MPM also intended to issue common stock pursuant to the terms of a convertible promissory note held by its Chairman and Chief Executive Officer, and to issue common stock to the same Officer for $300,000 in debt owed to the Officer. These three items were voted upon at a Special Meeting of Shareholders on August 2, 2002. The proposals were approved by the shareholders by an overwhelming margin.

In March, MPM had erroneously issued shares to its Chairman. These transactions were rescinded pending the shareholder approval noted above.

Following is a condensed balance sheet with pro forma adjustments for the acquisition of the real estate, and the conversion of the convertible notes and other debt. The pro forma balance sheet reflects the June 30, 2002 balance sheet as if these transactions had taken place on June 30, 2002.

                             MPM TECHNOLOGIES, INC.
                        CONDENSED PRO FORMA BALANCE SHEET
                                  JUNE 30, 2002

                                                                   Pro Forma            Pro Forma
                                             As Reported          Adjustments            Amounts
                                             ------------         ------------         ------------
                                                     Assets

Current assets                               $  2,568,308         $         --         $  2,568,308
Other assets                                    4,011,526            3,000,000            7,011,526
                                             ------------         ------------         ------------
         Total assets                        $  6,579,834         $  3,000,000         $  9,579,834
                                             ============         ============         ============


                                     Liabilities and Stockholders' Equity

Current liabilities                          $  5,530,695         $         --         $  5,530,695
Other liabilities                               1,389,832             (800,000)             589,832
                                             ------------         ------------         ------------
         Total liabilities                   $  6,920,527         $   (800,000)        $  6,120,527
                                             ------------         ------------         ------------

Stockholders' Equity:
Common stock                                 $      3,021         $      3,800         $      6,821
Additional paid-in capital                     11,266,148            3,796,200           15,062,348
Accumulated deficit                           (11,609,862)                  --          (11,609,862)
                                             ------------         ------------         ------------
    Total stockholders
                  equity                     $   (340,693)        $  3,800,000         $  3,459,307
                                             ------------         ------------         ------------
      Total liabilities and
       stockholders equity                   $  6,579,834         $  3,800,000         $  9,579,834
                                             ============         ============         ============



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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the six and three months ended June 30, 2002 and 2001 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net loss for the six months ended June 30, 2002 was $722,225 or $0.24 per share compared to net income of $56,560, or $0.02 per share for the six months ended June 30, 2001.

During the second quarter, MPM announced that AirPol had finalized a licensing agreement with BOC of Murray Hill, NJ for LoTOx(TM) nitrogen oxide, or NOx control technology. AirPol and BOC will jointly market the technology to the pulp and paper and waste incineration industries.

Under the terms of the agreement, AirPol and BOC successfully demonstrated the LoTOx technology in a pilot at Abitibi Consolidated, a paper recycling plant in Sheldon, Texas.

Applying the LoTOx technology's ozone injection to Abitibi's ink sludge/mixed waste fuel boiler - which is outfitted with existing AirPol particulate wet scrubbing systems - reduced the boilers' smog-forming NOx emissions by more than 90 percent and provided comprehensive control of sulfur dioxide (SOx) and particulate matter. Results of the demonstration will be presented at the National Council of Air and Stream Improvement, Inc.'s (NCASI) NOx workshop in June.

Robert Ferrell, Vice President of LoTOx Business Development for BOC, said, "This agreement will enable pulp and paper and incinerator industry customers to easily and inexpensively add NOx control to their current air emissions control technology. AirPol is a recognized leader in the field of wet scrubbing technology, which is an integral part of our LoTOx technology. Their presence in the pulp and paper and incinerator industry will facilitate the adoption of our LoTOx NOx removal technology."

Frank Hsu, President, AirPol, said, "The success of the Abitibi pilot testing is a good example of how BOC and AirPol in cooperation can speed up the commercialisation of the LoTOx technology. Retrofitting the LoTOx system to an existing scrubber system is an efficient and cost effective approach to achieving NOx removal for industrial plants with existing scrubbers. With over 300 AirPol scrubber installations in the pulp and paper and incinerator plants, we are now ready to help our customers to solve their NOx problems by taking full advantage of the scrubbers already existing in their plants."

LoTOx is a patented air emissions abatement system that uses ozone to selectively oxidize insoluble NOx to highly soluble species. The LoTOx system can be easily installed as a stand-alone system or can be applied to new or existing SOx and particulate control technology. For example, the LoTOx technology was successfully applied to AirPol's existing scrubber and reactor vessel technology at RSR Corporation's Quemetco Inc.'s smelting furnace in City of Industry, California. BOC also maintains a mobile, trailer-mounted, 250 cubic foot-per-meter (CFM) demonstration unit to confirm and optimize performance prior to installation.

BOC offers the technology and equipment under a variety of financial arrangements. "Our objective is to provide the pulp and paper and waste incineration industries with the best available NOx emissions control at the best available commercial terms," Ferrell said.

The LoTOx technology is the recipient of Chemical Engineering Magazine's 2001 Kirkpatrick Award, granted every two years to honor outstanding chemical engineering technology successfully developed and commercialized through group effort.

As noted above, subsequent to the second quarter, MPM received approval to acquire an interest in a recreational property located in Montana known as Mariner's Haven. The property is to be acquired for $3,000,000 in MPM common stock from two officers/directors pursuant to the approval of the shareholders at a special meeting on August 2. Management decided to diversify into real estate since it has become the investment of choice in the aftermath of the stock market declines. MPM's Chairman and CEO has over 30 years experience in real estate, and will take the lead role in the new venture.

MPM is in the process of final negotiations to sell a Skygas unit in Korea. It is expected that this unit will be used both commercially and as a demonstration model for future Skygas sales and applications. MPM management is hopeful that the contracts can be signed before the end of August. with the unit becoming operational in the second quarter

2003.

MPM has also started negotiations on the sale of another Skygas unit in the Pacific Northwest. This unit is expected to be the first sale in North America. Management expects to have it operational in 2003.

MPM continues to negotiate with other interested entities with the goal of selling other Skygas units. These negotiations are also ongoing, and include entities in the United States, Europe and Asia.


Six and three months ended 6/30/02 compared to six and three months ended
6/30/01

For the six months ended 6/30/02, MPM had a net loss of $722,225, or $0.24 per share compared to net income of $56,560, or $0.02 per share for the six months ended 6/30/01. Revenues decreased 66.4% to $3,557,001 for the six months ended 6/30/02 compared to $10,586,735 for the six months ended 6/30/01. Revenues decreased at AirPol by approximately $3,235,000, or 51.8%. Revenues at HES were down approximately 3,795,000, or 87.4%. Revenue decreases were due to the aftermath of the September 11 disasters, restructuring and down sizing at HES, and dramatically slower sales activity. Costs of sales decreased 72.6% to $2,327,401 for the six months ended June 30, 2002 compared to $8,494,587 for the six months ended June 30, 2001. This was comparable to the decrease in revenues. Operating expenses decreased 5.1% to $1,899,634 for the six months ended June 30, 2002 compared to $2,001,853 for the six months ended 6/30/01. Operating expense decreases were due primarily to staff reductions and the related costs.

For the three months ended 6/30/02, MPM had a net loss of $296,660, or $0.10 per share compared to net income of $25,850, or $0.01 per share for the three months ended 6/30/01. Revenues decreased 65.3% to $1,987,107 for the three months ended 6/30/02 compared to $5,725,517 for the three months ended 6/30/01. This was largely due to the aforementioned decreases in sales activities. Costs of sales decreased 74.4% to $1,153,208 for the three months ended June 30, 2002 compared to $4,503,500 for the three months ended June 30, 2001 due to the decrease in revenues. Operating expenses decreased 6.2% to $1,106,228 for the three months ended June 30, 2002 compared to $1,179,325 for the three months ended 6/30/01. These decreases were due to reduced staffing and related costs, but were offset by increases in other operating costs.

The Company currently has a backlog of approximately $6,500,000. This includes $4.9 million at AirPol and $1.6 million at HES.


Financial Condition and Liquidity

For the six months ended June 30, 2002, the Company relied principally on cash from loans from officers and shareholders to fund the operations of HES and AirPol. Current cash reserves, cash from continuing operations and loans from officers and shareholders are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future.

Working capital at 6/30/02 was negative $2,962,387. Accordingly, MPM is actively seeking alternative sources of capital such as private placements, stock offerings and other financing alternatives.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company was notified during the second quarter that it had been named in a lawsuit that was filed earlier this year. The case was recently dismissed.

The Company knows of no other litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM's Annual Meeting of Shareholders was held on June 24, 2002. Following are the results of the shareholders' voting:

Proposal 1 - Election of Directors

Name                                For              Withheld
----                                ---              --------
Daniel D. Smozanek                  2,056,808        22,035
Frank E. Hsu                        2,067,597        11,246

Each director was re-elected for a three-year term.


Proposal 2 - Approval of Amendment to the 1989 Stock Option Plan

         For               Against          Abstain           Not Voted
         ---               -------          -------           ---------
         1,393,925         96,586           5,480             582,852

The proposal passed.

Total shares represented by proxy:  2,078,843
Percentage of the outstanding voting shares:  68.8%

Outstanding voting shares:  3,021,917

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On June 6, 2002 the Company filed a Form 8-K to report the resignation of Myron Katz, Vice President and Director effective June 24, 2002. No other reports on Form 8-K were filed for the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 MPM Technologies, Inc.





      August 8, 2002                                  /s/ Michael J. Luciano
-----------------------------                    -------------------------------
         (date)                                          Michael J. Luciano
                                                         Chairman & CEO