Form 10QSB
period 2002-09-30
MPM TECHNOLOGIES INC
filed 2002-11-22
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                    For the quarter ended September 30, 2002
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


            Washington                                   81-0436060
            ----------                                   ----------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification Number)

       199 Pomeroy Road
           Parsippany, NJ                                  07054
  --------------------------                               -----
       (Address of principal                            (Zip Code)
        executive offices)

Issuers's telephone number, including area code:  973-428-5009

As of November 7, 2002, the registrant had outstanding 3,021,917 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Financial Statements follow on the next page.

                                      MPM TECHNOLOGIES, INC.
                                         AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                       SEPTEMBER      DECEMBER
                                                                       30, 2002       31, 2001
                                                                     -------------  -------------
                                                                       (UNAUDITED)
Current assets:
     Cash and cash equivalents                                       $      4,082   $    601,131
     Accounts receivable, net of allowance for doubtful accounts
       of $833,000 and $1,013,000                                       1,789,330      2,075,399
     Inventories                                                           37,859         37,859
     Costs and estimated earnings in excess of billings                   693,379        895,437
     Other current assets                                                 149,807        232,784
                                                                     -------------  -------------
                             Total current assets                       2,674,457      3,842,610
                                                                     -------------  -------------
Property, plant and equipment, net                                      1,501,245      1,298,522
Mineral properties held for investment                                  1,086,346      1,086,346
Note receivable                                                           273,000        273,000
Purchased intangible, net of accumulated amortization of $388,125
    and $337,500                                                          286,875        337,500
Investments - at equity                                                   151,856        151,856
Other assets, net                                                         620,798        710,575
                                                                     -------------  -------------
                                                                     $  6,594,577   $  7,700,409
                                                                     =============  =============


Current liabilities:
     Accounts payable                                                $  3,928,554   $  3,661,428
     Accrued expenses                                                     463,193      1,426,652
     Billings in excess of costs and estimated earnings                   656,595        641,435
     Related party debt                                                   190,000        190,000
     Current portion of long-term debt                                    450,000        375,000
                                                                     -------------  -------------
                             Total current liabilities                  5,688,342      6,294,515
                                                                     -------------  -------------
Related party debt                                                      1,629,119        592,343
Long-term debt, less current portion                                      406,324        481,324
                                                                     -------------  -------------
                             Total liabilities                          7,723,785      7,368,182
                                                                     -------------  -------------

Commitments and contingencies

Stockholders' (deficit) equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       2,953,295 and 2,641,961 shares issued and outstanding                3,021          3,012
     Additional paid-in capital                                        11,266,148     11,254,939
     Accumulated deficit                                              (12,398,377)   (10,925,724)
                                                                     -------------  -------------
                             Total stockholders' (deficit) equity      (1,129,208)       332,227
                                                                     -------------  -------------
                                                                     $  6,594,577   $  7,700,409
                                                                     =============  =============

                                       MPM TECHNOLOGIES, INC.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                    Quarter Ended             Nine Months Ended
                                                     September 30,              September 30,
                                               ------------------------  ---------------------------
                                                  2002         2001          2002           2001
                                               -----------  -----------  -------------  ------------
Revenues                                       $2,168,879   $4,654,907   $  5,725,880   $15,241,642
Cost of sales                                   1,680,891    3,188,998      4,458,292    11,683,585
                                               -----------  -----------  -------------  ------------
Gross margin                                      487,988    1,465,909      1,267,588     3,558,057
Selling, general and administrative expenses    1,198,225    1,435,307      2,647,859     3,437,164
                                               -----------  -----------  -------------  ------------
Income from operations                           (710,237)      30,602     (1,380,271)      120,893
                                               -----------  -----------  -------------  ------------
Other income (expense):
       Interest expense                           (40,192)     (35,276)       (95,963)      (71,546)
       Other income, net                                0       26,691          3,580        29,226
                                               -----------  -----------  -------------  ------------
Net other income (expense)                        (40,192)      (8,585)       (92,383)      (42,320)
                                               -----------  -----------  -------------  ------------
Net income (loss)                               ($750,429)  $   22,017    ($1,472,654)  $    78,573
                                               ===========  ===========  =============  ============

Basic earnings per share:
       Net income (loss)                           ($0.25)  $     0.01         ($0.49)  $      0.03
                                               ===========  ===========  =============  ============

Diluted earnings per share:
       Net income (loss)                           ($0.25)  $     0.01         ($0.49)  $      0.02
                                               ===========  ===========  =============  ============

Weighted average shares of common stock
       outstanding - basic                      3,021,917    2,950,507      3,020,745     2,935,065
                                               ===========  ===========  =============  ============

Weighted average shares of common stock
       outstanding - diluted                    4,186,105    3,994,801      4,186,105     3,941,448
                                               ===========  ===========  =============  ============

                                     MPM TECHNOLOGIES, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                                         Nine Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                         2002           2001
                                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                                ($1,472,654)  $    78,574
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                   180,282        90,868
          Interest imputed on related party debt                            2,219         6,731
          Change in assets and liabilities:
              Accounts receivable                                         286,069       717,289
              Costs and estimated earnings in excess of billings          202,058      (364,041)
              Inventories                                                       0      (748,664)
              Other assets                                                172,754      (233,686)
              Accounts payable and accrued expenses                      (972,714)    1,112,079
              Billings in excess of costs and estimated earnings           15,160    (1,034,643)
                                                                     -------------  ------------
Net cash used in operating activities                                  (1,586,826)     (375,493)
                                                                     -------------  ------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                         (55,999)      (58,526)
                                                                     -------------  ------------
Net cash used in investing activities                                     (55,999)      (58,526)
                                                                     -------------  ------------
Cash flows from financing activities:
     Repayment of related party debt                                            -             -
     Repayment of note receivable                                               -             -
     Proceeds from stock issues                                             9,000        17,796
     Proceeds from related party debt                                   1,036,776       560,180
Net cash provided by financing activities                               1,045,776       577,976
                                                                     -------------  ------------
Net (decrease) increase in cash and cash equivalents                     (597,049)      143,957
Cash and cash equivalents, beginning of period                            601,131       573,974
                                                                     -------------  ------------
Cash and cash equivalents, end of period                             $      4,082   $   717,931
                                                                     =============  ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                           $     73,875   $    36,897
                  Income taxes                                       $          -   $         -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.   UNAUDITED FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2001. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2002 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2002.


2.   EARNINGS PER SHARE

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------
                                               WEIGHTED-
                                   NET         AVERAGE    PER-SHARE
                                   LOSS        SHARES      AMOUNT
                               ------------  ----------  -----------
BASIC EPS
Income available to common
  Stockholders                 $(1,472,654)   3,020,745  $    (0.49)

EFFECT OF DILUTIVE SECURITIES
Common stock options                     -    1,165,360           -
                               ------------  ----------  -----------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                  $(1,472,654)   4,186,105  $    (0.49)
                               ============  ==========  ===========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
---------------------------------------------
                                              WEIGHTED-
                                  NET         AVERAGE     PER-SHARE
                                  LOSS        SHARES       AMOUNT
                               ----------  ------------  -----------
BASIC EPS
Income available to common
  Stockholders                 $(750,429)     3,021,917  $    (0.25)

EFFECT OF DILUTIVE SECURITIES
Common stock options                   -      1,164,188           -
                               ----------  ------------  -----------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                  $(750,429)     4,186,105  $    (0.25)
                               ==========  ============  ===========


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------
                                                WEIGHTED-
                                    NET         AVERAGE     PER-SHARE
                                  INCOME        SHARES       AMOUNT
                               -------------  -----------  -----------
BASIC EPS
Income available to common
  Stockholders                 $      78,573    2,953,065  $     0.03

EFFECT OF DILUTIVE SECURITIES
Common stock options                       -      988,383      ( 0.01)
                               -------------  -----------  -----------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                  $      78,573    3,941,448  $     0.02
                               =============  ===========  ===========


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
---------------------------------------------
                                              WEIGHTED-
                                   NET        AVERAGE    PER-SHARE
                                 INCOME       SHARES       AMOUNT
                               -----------  -----------  ----------
BASIC EPS
Income available to common
  Stockholders                 $    22,017    2,950,507  $     0.01

EFFECT OF DILUTIVE SECURITIES
Common stock options                     -    1,044,294           -
                               -----------  -----------  ----------

DILUTED EPS
Income available to common
  stockholders - assumed
  conversions                  $    22,017    3,994,801  $     0.01
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

The segments' profit and loss components and schedule of assets as of September 30, 2002 are as follows:

                             AIR            AIR
                          POLLUTION      POLLUTION
                           CONTROL        CONTROL        ALL
                           (HEAT)       (SCRUBBERS)     OTHERS       TOTAL
                       ---------------  ------------  ----------  -----------
Revenue external. . . .    $1,591,172   $ 4,134,708   $       -    5,725,880
Revenue internal. . . .             -             -           -            -
Segment profit (loss) .      (590,921)     (319,427)   (562,306)  (1,472,654)
Segment assets. . . . .     1,902,692     4,261,795     430,091    6,594,577


Reconciliation of segment revenues, net income, total assets and other significant items for the nine and three months ended September 30, 2002 are as follows:

                                                    NINE MONTHS          THREE MONTHS
                                                       ENDED                ENDED
                                                 SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
  REVENUES
  --------
  Total revenues for reportable segments . . .  $         5,725,880   $         2,168,879
  Other revenues . . . . . . . . . . . . . . .                    -                     -
                                                --------------------  --------------------

  Total consolidated revenues. . . . . . . . .  $         5,725,880   $         2,168,879
                                                ====================  ====================

  PROFIT OR LOSS
  --------------
  Total profit or loss for reportable segments  $          (910,348)  $          (494,931)
  Other profit or loss . . . . . . . . . . . .             (562,306)             (255,498)
                                                --------------------  --------------------

  Total consolidated profit or loss. . . . . .  $        (1,472,654)  $          (750,429)
                                                ====================  ====================


                                                AT SEPTEMBER 30, 2002
    ASSETS
    ------
    Total assets for reportable segments . . .  $         6,164,487
    Other assets . . . . . . . . . . . . . . .              866,292
    Elimination of intersegment assets . . . .             (436,202)
                                                --------------------

    Total consolidated assets. . . . . . . . .  $         6,594,577
                                                ====================

The segments' profit and loss components and schedule of assets as of September 30, 2001 are as follows:

                           AIR           AIR
                        POLLUTION     POLLUTION
                         CONTROL       CONTROL        ALL
                          (HEAT)     (SCRUBBERS)     OTHERS      TOTAL
                       ------------  ------------  ----------  ----------
Revenue external. . .  $ 6,483,112   $  8,758,530  $       -   15,241,642
Revenue internal. . .            -              -          -            -
Segment profit (loss)     (429,746)     1,460,638   (952,319)      78,573
Segment assets  . . .    3,922,479      5,802,774    618,053   10,343,306

Reconciliation of segment revenues, net income, total assets and other significant items for the nine and three months ended September 30, 2001 are as follows:

                                                    NINE MONTHS           THREE MONTHS
                                                       ENDED                 ENDED
                                                 SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
  REVENUES
  --------
  Total revenues for reportable segments . . .  $        15,241,642   $         4,654,907
  Other revenues . . . . . . . . . . . . . . .                    -                     -
                                                --------------------  --------------------

  Total consolidated revenues. . . . . . . . .  $        15,241,642   $         4,654,907
                                                ====================  ====================

  PROFIT OR LOSS
  --------------
  Total profit or loss for reportable segments  $         1,030,892   $           525,530
  Other profit or loss . . . . . . . . . . . .             (952,319)             (503,514)
                                                --------------------  --------------------

  Total consolidated profit or loss. . . . . .  $            78,573   $            22,016
                                                ====================  ====================

                                                AT SEPTEMBER 30, 2001
    ASSETS
    ------
    Total assets for reportable segments . . .  $         9,725,253
    Other assets . . . . . . . . . . . . . . .            6,685,191
    Elimination of intersegment assets . . . .           (6,067,138)
                                                --------------------

Total consolidated assets. . . . . . . . . . .  $        10,343,306
                                                ====================

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, ability to generate sufficient cash flow or secure additional sources of financing, collectability of project payments, future customer revenue, possible de-listing of MPM stock from NASDAQ, variability of quarterly operating results, completion of remaining contracts, attraction and retention of employees and key management personnel, political and economic uncertainty and other competitive factors. Additionally, there can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the Cautionary Statements") are disclosed in the annual report filed on Form 10-KSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurrence of unanticipated events.

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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine and three months ended September 30, 2002 and 2001 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net loss for the nine months ended September 30, 2002 was $1,472,654 or $0.49 per share compared to net income of $78,573, or $0.03 per share for the nine months ended September 30, 2001.

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

MPM faces significant challenges, including, without limitation, the ability to generate or raise sufficient operating capital, and a difficult sales environment. Organizations in the United States are obligated to comply with environmental laws that reduce air pollution emissions. In view of the national economic downturn and, in our opinion, a perception of limited enforcement of environmental laws in general, companies that require or benefit from MPM's environmental technology and knowledge are not procuring or replacing equipment, or are delaying purchasing decisions.

Despite this, both companies are experiencing a high level of proposal activity. Between the two companies, there over $66 million in active job proposals that are currently being pursued. This includes 36 proposals for a total ot $37 million at AirPol and 34 proposals for $29 million at HES. This should result in many new jobs at both companies. There can, however, be no assurances that the companies will be successful in securing a sufficient amount of new work.

Nine and three months ended 9/30/02 compared to nine and three months ended
---------------------------------------------------------------------------
9/30/01
-------
For the nine months ended 9/30/02, MPM had a net loss of $1,472,654, or $0.49 per share compared to net income of $78,573, or $0.03 per share for the nine months ended 9/30/01. Revenues decreased 62.4% to $5,725,880 for the nine months ended 9/30/02 compared to $15,241,642 for the nine months ended 9/30/01. Revenues were down 52.8% at AirPol, and were down 75.5% at HES.

Costs of sales decreased 61.8% to $4,458,292 for the nine months ended September 30, 2002 compared to $11,683,585 for the nine months ended September 30, 2001. This corresponded to the decreases in revenues. Operating expenses decreased 23.0% to $2,647,859 for the nine months ended September 30, 2002 compared to $3,437,164 for the nine months ended 9/30/01.

For the three months ended 9/30/02, MPM had a net loss of $750,429, or $0.25 per share compared to net income of $22,017, or $0.01 per share for the three months ended 9/30/01. Revenues decreased 53.4% to $2,168,879 for the three months ended 9/30/02 compared to $4,654,907 for the three months ended 9/30/01. Costs of sales decreased 47.3% to $1,680,891 for the three months ended September 30, 2002 compared to $3,188,988 for the three months ended September 30, 2001 due to the decreases in revenues. Operating expenses decreased 16.5% to $1,198,225 for the three months ended September 30, 2002 compared to $1,435,307 for the three months ended 9/30/01.

The Company currently has a backlog of approximately $4.7 million. This includes $3.4 million at AirPol and $1.3 million at HES.

Financial Condition and Liquidity
---------------------------------

For the nine months ended September 30, 2002, the Company relied on operating revenues and loans from an officer/director to fund its operations. During the nine months, an officer/director loaned MPM approximately $1,200,000 which was evidenced by a convertible promissory note. Under the terms of the note, the principal and any unpaid accrued interest may be converted to common stock at the option of the note holder. Working capital deficit at 9/30/02 was $3,013,885 compared to $2,451,905 at 12/31/01.

Management expects that MPM will continue to incur losses and additional cash outflows for the balance of 2002. If the Company is unsuccessful in its efforts to obtain a new source of financing or generate sufficient cash flows to continue operations for the near term, management expects that MPM's cash balance will drop below levels needed to continue operations for the next several months. The Company is attempting to raise additional financing. Management anticipates that this additional financing from a private financing source will be completed in November 2002. There is no assurance that the Company will obtain additional financing or achieve profitable operations.

As provided in Item 4 of this Form 10-QSB, at a special shareholders' meeting on August 2, 2002, MPM received shareholder approval to issue $3,000,000 of its common stock to purchase real estate known as "Mariners Haven", issue common shares pursuant to the terms in a convertible promissory note held by an officer/director, and issue common shares to an officer/director in exchange for $600,000 in debt. Due to the significant drop in the price of MPM's common stock, it is the opinion of Management that these transactions are no longer in the best interests of MPM's shareholders or the Company as they now result in the substantial dilution of MPM's shareholders if these transactions were consummated. The transactions also provide no liquidity to fund current operations, or improve market conditions for the Company's stock.

MPM's common stock is currently traded on the NASDAQ Small Cap Market under the symbol "MPML". MPM was advised by NASDAQ on August 1, 2002 that it had approved MPM's continued listing if it met certain conditions, including NASDAQ's listing requirements which include financial tests relating to market capitalization, net income, net tangible assets, and a minimum $1.00 per share market price. If the Company is unable to meet the continued listing requirements as a result of its decision not to proceed with the transactions previously approved by the shareholders' actions on August 2, 2002 as discussed above, or as a result of its failure to obtain additional financing, or obtain an exception to the continued listing requirements, then MPM's stock may be de-listed from NASDAQ.

MPM has initiated an immediate cost reduction strategy through personnel reductions, consolidation of facilities, restrictions on spending, and other means.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on August 2, 2002. Following are the results of the shareholders' voting:

Proposal 1 Approval to issue $3,000,000 in common shares to purchase real estate known as Mariner's Haven.

        For               Against             Abstain          Not voted
     ---------          ----------          ----------         ---------

       911,307              63,820             62,346            124,337

Proposal 2 Approval to issue common shares pursuant to the terms in the Convertible Promissory Note.

        For               Against             Abstain
     ---------          ----------          ----------

     1,070,136              88,106              3,568

Proposal 3 Approval to issue common shares to Michael J. Luciano in exchange for $600,000 in debt.

        For               Against             Abstain
     ---------          ----------          ----------

     1,092,290              65,072              4,448

Total voted shares represented by proxy:   1,161,810
Percentage of the outstanding votable shares:  50.60
Outstanding votable shares:  2,295,982

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MPM Technologies, Inc.


      November 18, 2002                   /s/ Michael J. Luciano
      -----------------                   -----------------------------
          (date)                              Michael J. Luciano
                                              Chairman & CEO