Form 10KSB
period 2002-12-31
MPM TECHNOLOGIES INC
filed 2003-05-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its Charter)


         WASHINGTON                                81-0436060
--------------------------------        --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                 199 POMEROY ROAD, PARSIPPANY, NEW JERSEY 07054
                    (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $ 8,005,634

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $0.25 at which the common equity was sold as of May 1, 2003 was $538,397.

The number of shares outstanding of the registrant's common stock as of May 1, 2003 was 3,081,074.
Transitional Small Business Disclosure Format  Yes __   No X

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

NUPOWER, INC.

The Company holds a 58.21% interest in Nupower Partnership through its ownership of Nupower. No other operations were conducted through Nupower. Nupower Partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. Nupower Partnership owns 85% of the Skygas Venture. In addition to its ownership in the partnership, MPM separately owns 15% of the Venture.

MPM MINING, INC.

Mining controls 15 claims on approximately 300 acres in the historical Emery Mining District in Montana. It also owns a 200 ton per day floatation mill on site. Extensive exploration has been conducted in the area by companies such as Exxon Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to the efforts of MPM Mining. In 1998, the Board of Directors decided to dispose of the mining properties. In early 2002, the Board of Directors decided to hold the properties as an investment.

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

MPM's reportable segments are business units that offer different products. The reportable segments are each managed separately because they design and engineer distinct products with different applications in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. For the years ended December 31, 2002 and 2001, the Company operated in two segments. Data for segment reporting is shown in the notes to the consolidated financial statements in Item 16.

BACKLOG

MPM had a backlog of orders and work in progress aggregating approximately $1,961,254 at December 31, 2002. This is comprised of approximately $1,753,941 at AirPol and approximately $207,313 at HES. It is anticipated that operations will consume these backorders during 2002. There is currently no other backlog of orders for any of MPM's other businesses.

WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place during 2003.

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

EMPLOYEES

At December 31, 2002, MPM employed five employees at HES, and twelve full-time employees at AirPol. MPM believes that its relations with its employees are good.

Item 2.  Properties

HES presently owns no property related to its air pollution control business. It leases its office space under a lease on a month to month basis. AirPol leases its office space that expires in August of 2007. MPM has no property related to its waste-to-energy operations. MPM believes that its existing facilities are adequate for the current level of operations.

The principal properties of MPM's mining interests consist of the following claims under control:

                 Owned by MPM:
                       Eight Patented Claims

                 Leased by MPM:
                       Seven Patented Claims

These claims amount to approximately 300 acres of land in Montana. MPM controls eighteen former mine sites that have been inactive since 1930. Each of these has old adits, tunnels and dump piles of known mineralized material. All testing and metallurgical work has been completed. Management has directed MPM to hold these interests as previously discussed.

Item 3.  Legal Proceedings

The Company was notified during the second quarter of 2002 that it had been named in a lawsuit earlier in the year. The case was dismissed during the fourth quarter of 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2001.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

a)  Market Information

Until February 18, 2003, MPM's common stock traded on The Nasdaq SmallCap Market under the symbol MPML. On that date MPM common stock began trading on the OTC Bulletin Board under the same trading symbol. The following table shows quarterly high and low bid prices for 2002 and 2001 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

                         High Bid         Low Bid
2002                     --------         -------
----
First Quarter           $   3.93          $  2.80
Second Quarter              2.90             1.07
Third Quarter               1.11              .48
Fourth Quarter               .70              .16

2001
First Quarter           $   5.63          $  4.13
Second Quarter              5.50             3.66
Third Quarter               3.70             2.90
Fourth Quarter              5.46             2.90
b) Holders

As of May , 2003, there were approximately 2,100 holders of record of the Registrant's common stock.

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

a)  Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed HES to operate this air pollution control business. The results of operations for the years ended December 31, 2002 and 2001 include the operations of HES and AirPol.

For the year ended December 31, 2002, MPM had consolidated revenues of $8,005,634. Consolidated revenues for 2001 were $18,519,390. MPM's net loss for the year was $3,897,927 or $1.29 per share.

In 2002, MPM's management decided to take three significant charges against income. The first of these was to recognize a provision for some disputed accounts receivable. Management intends to pursue its claims vigorously using all available business and legal means at its disposal. For the year ended December 31, 2002, however, the Company took a charge against income of $595,000 related to these disputed receivables. Additionally, the fair market value of various intangible assets owned by the Company, were estimated below the recorded value. For the year ended December 31, 2002, the Company took a charge against income of $514,000 to recognize the impairment of these assets. Additionally, the Company is a defendant in various lawsuits, some of which seek substantial monetary damages. The lawsuits include those brought against the Company for breach of contract. For the year ended December 31, 2002, the Company took a charge against income of $294,143 to record a provision for pending lawsuit settlements. Without these one-time charges, MPM's net loss would have been $2,494,784, or $0.83 per share.

In late 2002, there were personnel reductions and other cost saving changes. Emphasis continues to be placed on combining the resources of HES and AirPol to realize additional cost savings as we progress in 2002.

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

The EPA promulgated the MACT Rules for small municipal solid waste incinerators and Commercial Industrial Solid Waste Incinerators in December 2000. Over 50 facilities are affected by these rules. To meet the April 2003 compliance deadline, these facilities will have had to start purchasing activities from mid 2001 to early 2002. Over the next 12 months, AirPol expects to have significant sales in this market.

2002 COMPARED TO 2001

Revenues decreased $10,513,756 from $18,519,390 in 2001 to $8,005,634 in 2002.
The net loss for 2002 was $3,897,927 or $1.29 per shares compared to $1,926,216, or $0.65 per share, for 2001. This was due to severe downward economic trend in the U.S. coupled with the easing of certain air pollution standards.

Selling, general and administrative expenses decreased $596,718, from $5,405,078 in 2001 to $4,808,360 in 2002. This was due to one-time charges and delayed staff reductions in 2001. The cost savings were realized in 2002.

LIQUIDITY AND CAPITAL RESOURCES

During 2002, funds for operations were provided principally by loans from an officer/director and cash generated by the continuing operations of HES and AirPol. Current cash reserves and continuing operations of HES and AirPol are not believed to be adequate to fund MPM's and its subsidiaries operations for the foreseeable future. MPM has contracted with an insurance company to arrange a financing package. This financing is collaterialzed by assets of an MPM director. MPM management is also considering alternative sources of capital such as private placements, other stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM's consolidated statements of cash flows:

                                                                                        Year ended
                                                                                        December 31,
                                                                                  2002               2001
                                                                                  ----               ----

         Net cash (used in) provided by operating activities                 $(1,930,406)         $(615,155)

         Net cash used in investing activities                                  (325,447)           (78,862)

         Net cash provided by financing activities                             1,667,614            721,174

         Net (decrease) increase in cash and cash equivalents                   (588,239)            27,157

The net cash used in operating activities in 2002 and 2001 was due primarily to net losses, and to decreases in billings in excess of costs and estimated earnings on jobs in progress. This was due mainly to the decreased activity level at AirPol and HES during 2002 and 2001.
The net cash used in investing activities of $325,447 and $78,862 in 2002 and 2001, respectively, was entirely due to acquisitions of property and equipment.

The net cash provided by financing activities in 2002 of $1,667,614 was due to a loan from an officer/director, notes payable proceeds and to the exercise of stock options during the year. The net cash provided by financing activities in 2001 of $721,174 was due to a loan from an officer/director and to the exercise of stock options during the year.

Management believes its present sources of working capital are sufficient for both its short and long-term purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 14, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the Company's Consolidated Financial Statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have a material impact on the Company's Consolidated Financial Statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the Company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of current business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 effective July 1, 2001.

SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that closed after June 30, 2001. The adoption of SFAS No. 142 resulted in an impairment of $514,000 in 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. The standard is effective for the Company on January 1, 2003. The Company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company's Consolidated Financial Statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value of each period. The Company is currently evaluating the possible effect on future Consolidated Financial Statements.

IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, HES and AirPol pass increased costs on to their customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 2002 was negligible.

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


                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES


                              FINANCIAL STATEMENTS

       DECEMBER 31, 2002 AND 2001 MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants............................................... F-2

Consolidated Balance Sheet as of December 31, 2002............................................... F-3

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001............. F-4


Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001... F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001............. F-6 to F-7


Summary of Accounting Policies................................................................... F-8 to F-11

Notes to Consolidated Financial Statements....................................................... F-12 to F-22


                          Independent Auditors' Report


To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended, December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate any significant revenues and has a working capital deficiency of $6,366,352 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
April 1, 2003



                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
Current assets:
     Cash and cash equivalents.................................................................         $    12,892
     Accounts receivable, less allowance for doubtful accounts of $1,608,000 (Notes 11 and 14)            1,399,953
     Inventories (Note 3)......................................................................              29,604
     Costs and estimated earnings in excess of billings (Notes 1 and 2)........................             490,891
     Other current assets......................................................................              79,198
                                                                                                      --------------
              Total current assets.............................................................           2,012,538
                                                                                                      ==============

Property, plant and equipment (Notes1 and 5) ..................................................           1,408,587
Mineral property held for investment (Note 12)                                                            1,086,346
Prepaid royalty (Note 13)......................................................................             273,000
Purchased intangible, net of accumulated amortization of $337,500 (Note 15)....................             337,500
Investments - at equity (Note 4) ..............................................................             173,054
Other assets, net..............................................................................              89,708
                                                                                                      --------------
                                                                                                    $     5,380,733
                                                                                                      ==============
                                      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
     Accounts payable (Note 1).................................................................     $     4,769,281
     Accrued expenses (Note 1).................................................................             808,387
     Billings in excess of costs and estimated earnings (Notes 1 and 2)........................              60,265
     Related party debt (Note 7)...............................................................           2,290,957
     Current portion of long-term debt (Note 6)................................................             450,000
                                                                                                      --------------
              Total current liabilities........................................................           8,378,890

     Notes payable (Note 6) ...................................................................             150,000
     Long-term debt, less current portion (Note 6).............................................             406,324
                                                                                                      --------------
              Total liabilities................................................................           8,935,214
                                                                                                      --------------
Commitments and contingencies (Notes 8) Stockholders' equity (Note 10):
     Common stock, $0.001 par value; 100,000,000 shares authorized; 3,021,917 shares issued
        and outstanding .......................................................................               3,022
     Additional paid-in capital................................................................          11,266,148
     Accumulated deficit.......................................................................        (14,823,651)
                                                                                                      --------------
              Total stockholders' equity.......................................................         (3,554,481)
                                                                                                      --------------
                                                                                                    $     5,380,733
                                                                                                      ==============

         See accompanying summary of accounting policies and notes to the consolidated financial statements.



                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                        Year Ended December 31,
                                                                                   -----------------------------------
                                                                                       2002                 2001
                                                                                   --------------       --------------
Revenues (Notes 2 and 16).......................................................  $    8,005,634      $    18,519,390
Cost of sales...................................................................      (5,932,306)         (14,256,598)
Gross margin....................................................................       2,073,328            4,262,792
Selling, general and administrative expenses....................................      (4,808,360)          (5,405,078)
Impairment loss on intangible asset.............................................        (514,000)                   -
Loss from operations............................................................      (3,249,032)          (1,142,286)
Other income (expense:
   Provision for pending lawsuit settlement.....................................        (294,143)                   -
   Provision for unconsummated acquisition expenses (Note 10)...................               -             (829,000)
   Interest expense (Note 7)....................................................        (384,819)            (110,350)
   Equity in earnings of unconsolidated jointly owned company...................          21,198               33,664
   Other income (expense), net..................................................           8,869              121,756
Net other expense...............................................................        (648,895)            (783,930)
Net loss                                                                          $   (3,897,927)      $   (1,926,216)
                                                                                  ==============       ==============

Loss per share - basic and diluted:                                               $        (1.29)      $        (0.65)

Weighted average shares of common stock outstanding -  basic and diluted.........      3,021,040            2,946,645
                                                                                  ==============       ==============

       See accompanying summary of accounting policies and notes to the consolidated financial statements.




                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Additional                           Total
                                                      Common Stock            Paid-In      Accumulated       Stockholders'
                                                  Shares        Amount        Capital         Deficit           Equity
                                                 ----------    ------------------------------------------------------------
Balance, January 1, 2001......................   2,933,291   $     2,933  $  11,163,122 $     (8,999,508)      $ 2,166,547
Sale of common stock pursuant to Regulations
   under the Securities Act of 1933.                22,566            23         32,677                -            32,700
Interest imputed on related party debt (Note 6)          -             -          9,000                -             9,000
Common stock issued on exercise of stock
   options...................................       56,060            56         50,140                -            50,196
Net loss.....................................            -             -              -       (1,926,216)       (1,926,216)
                                                 ----------    ----------   ------------  ---------------    --------------

Balance, December 31, 2001...................    3,011,917         3,012     11,254,939      (10,925,724)          332,227
Interest imputed on related party debt.......            -             -          2,219                -             2,219
Common stock issued on exercise of stock options    10,000            10          8,990                -             9,000

Net loss.....................................            -             -              -       (3,897,927)       (3,897,927)
                                                 ----------    ----------   ------------  ---------------    --------------
Balance, December 31, 2002                       3,021,917      $  3,022    $ 11,266,148   $ (14,823,651)    $ (3,554,481)


       See accompanying summary of accounting policies and notes to the consolidated financial statements.




                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year Ended December 31,
                                                                                    ----------------------------------
                                                                                        2002                 2001
                                                                                    -------------        -------------
Cash flows from operating activities:
   Net loss.......................................................................$   (3,897,927)      $   (1,926,216)

   Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
     Depreciation and amortization................................................       215,382              157,035
     Stock issued for compensation................................................             -               50,196
     Interest imputed on related party debt.......................................         2,219                9,000
     Impairment loss on intangible assets.........................................       514,000                    -


     Change in assets and liabilities:
         Accounts receivable......................................................       675,446            2,221,690
         Costs and estimated earnings in excess of billings.......................       404,546             (226,188)
         Inventories..............................................................         8,255             (576,123)
         Other assets.............................................................       239,255              356,053
         Accounts payable and accrued expenses....................................       489,588            1,054,350
         Billings in excess of costs and estimated earnings.......................      (581,170)          (1,734,952)
                                                                                    ------------         ------------
Net cash (used in) operating activities...........................................    (1,930,406)            (615,155)
                                                                                    ------------         ------------

Cash flows from investing activities:
Acquisition of property, plant and equipment......................................      (325,447)             (78,862)
                                                                                    ------------         ------------
Net cash (used in) investing activities...........................................      (325,447)             (78,862)
                                                                                    ------------         ------------

Cash flows from financing activities:
   Stock issued for cash..........................................................         9,000               82,896
   Borrowings from related parties................................................     1,508,614              592,343

   Proceeds from long-term debt...................................................       150,000               45,935
                                                                                    ------------         ------------
Net cash provided by financing activities.........................................     1,667,614              721,174
                                                                                    ------------         ------------

Net (decrease) increase in cash and cash equivalents..............................      (588,239)              27,157
Cash and cash equivalents, beginning of year......................................       601,131              573,974
                                                                                    -------------        ------------
Cash and cash equivalents, end of year............................................$       12,892       $      601,131
                                                                                    =============        ============


       See accompanying summary of accounting policies and notes to the consolidated financial statements.




                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                         Year Ended December 31,
                                                                                    ----------------------------------
                                                                                        2002                 2001
                                                                                    -------------        -------------
Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
    Interest......................................................................$       73,875       $        6,651


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2002, the Company has a working capital deficiency, an accumulated deficit, and has not been able to generate any significant revenues. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company plans to raise additional capital in the future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


Revenue Recognition

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 2002 and 2001, no amounts were recognized for estimated contract losses.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $26,464 and $35,602 for the years ended December 31, 2002 and 2001, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. The Company places its cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintain allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet as of December 31, 2002 for cash equivalents, investments, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

Warranty Reserve

The Company warranties its pollution control units for defects in design, materials, and workmanship generally for a period of 18 months from date sold or 12 months from date placed in service. Provision for estimated warranty costs is recorded upon completion of the project and periodically adjusted to reflect actual experience.

Earnings Per Share

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the weighted average number of shares actually outstanding during the period. Diluted earnings per share reflect the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 2002 and 2001, outstanding options to purchase 1,451,258 and 1,411,258 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive. As the Company's stock options are antidilutive, basic and diluted earnings per share are the same for all periods presented.

Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 consolidated financial statement presentation.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


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

As of July 2, 1998, the fair values of assets acquired and liabilities assumed were as follows:

                 Costs and estimated earnings in excess of billings................$     248,038
                 Plant, property and equipment.....................................       89,539
                 Goodwill..........................................................      760,532
                 Accrued expenses..................................................      (15,751)
                 Billings in excess of costs and estimated earnings................     (547,748)
                                                                                     ------------
                                                                                   $     534,610
                                                                                     ============

As of December 31, 2001, the Company wrote off the net balances of the goodwill and negative goodwill. The effect of these write-offs was not material.

In September 2000, the Company entered into an agreement to acquire substantially all of the stock of New Monitor Builders, Inc. Since the only assets of New Monitor Builders were patents, the agreement was changed, and the Company acquired only the patents. The Company issued 89,300 shares of its common stock, and recorded the patents acquired at the market value of the stock on its date of issue, $588,244. The patents are being carried at cost on the accompanying financial statements. The patents were being amortized over the life of the patents. During 2002, management took a charge to income for the impairment of the New Monitor investment, based on the estimated fair market value of the asset. This charge amounted to $514,000 and is included on the consolidated statements of operations.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


2.   Costs and Estimated Earnings on Contracts in Progress

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of December 31, 2002.

Costs incurred on contracts in progress............   $ 9,674,294
Estimated earnings.................................     3,602,679
                                                     -------------
                                                       13,276,973
Less billings to date..............................    12,846,347
                                                     -------------
                                                   $      430,626
                                                     =============


The above accounts are shown in the accompanying consolidated balance sheets under these captions at December 31, 2002.


Costs and estimated earnings in excess of billings..... $      490,891
Billings in excess of costs and estimated earnings......       (60,265)
                                                          ------------
                                                        $      430,626
                                                          ============

3.   Inventories

Inventories consist of the following at December 31, 2002.


Equipment........................................... $      -
Chemicals...........................................        -
Parts and supplies .................................   29,604
                                                     --------
                                                     $ 29,604
                                                     ========


4.   Investments at Equity

Investments in unconsolidated jointly owned companies in which the company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

At December 31, 2002 the Company's investment carried at equity consists of a 40% ownership in Sunia-AirPol, Inc. As a result of this investment, the Company recognized $21,198 of income for the year ended December 31, 2002.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES



5.   Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2002:

        Equipment.........................................$.   1,750,859
        Furniture and fixtures..............................     132,884
        Leasehold improvements..............................      14,708
                                                            -------------
                                                               1,898,451
        Less accumulated depreciation.......................     489,864
                                                            -------------
                                                          $    1,408,587
                                                            =============

Depreciation expense charged to operations was $215,382 and $89,535 in 2002 and 2001, respectively.

6.   Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum. The note is secured by stock and matures on December 1, 2005. As of December 31, 2002, the Company has $150,000 of advances outstanding under the agreement.

In conjunction with the Company's acquisition of HES (See Note 1), the Company assumed a long-term obligation totaling $1,200,000, which is payable in sixteen annual installments of $75,000. As there was no stated interest rate on the obligation, an imputed interest rate of 9%, which represented the Company's estimated borrowing rate, was utilized. The payments due in 2002, 2001, 2000, 1999 and 1998 have not been made as the Company believes the note holder has breached the agreement. Under the terms of the agreement, non-payment does not result in the debt being callable. At December 31, 2002, the carrying value of the obligation, net of discount, was $856,324 plus accrued interest. At December 31, 2002, current amounts owed under this obligation are $450,000.

7.   Related Party Debt

Related party debt consists of advances received from various directors and related parties. At December 31, 2002, amounts owed these related parties totaled $2,290,957 due on demand.

Certain of the related party creditors voluntarily agreed to terminate their current and future right to interest payments. As such, interest expense of $2,219 and $9,000 has been imputed on this debt at 10% for 2002 and 2001 with a corresponding offset to additional paid-in capital.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


8.   Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2008. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are as follows:


                   Year Ending December 31,                  Amount
                   -----------------------------------     ----------

                   2003...............................     $  181,776
                   2004...............................        185,413
                   2005...............................        189,120
                   2006...............................        192,902
                   2007...............................        196,760
                   Thereafter.........................         33,449
                                                           ----------
                                                           $  979,420
                                                           ==========

Rent expense for the years ended December 31, 2002 and 2001 was $315,954 and $345,226, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through April 2007. The agreement may be terminated by the Company at any time.

The Company is a defendant in various lawsuits, some of which seek substantial monetary damages. The lawsuits include those brought against the Company for breach of contract. The estimated losses as a result of the lawsuits total $294,143 and is recorded as a charge to income on the consolidated statement of operations.

9.       Income Taxes

As of December 31, 2002 the significant components of the Company's net deferred tax asset is as follows:


       Net operating loss carryforward......................    $ 2,584,000
       Differences between book and tax depreciation........        220,000
       Goodwill and purchase asset adjustments..............         10,000
       Writedown of mineral properties......................        136,000
       Other................................................         40,000
                                                                -----------
                                                                  2,990,000
       Less: valuation allowance............................      2,990,000
                                                                -----------
                                                                $         -
                                                                ============

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes totaling approximately $7.6 million that expire in the years 2003 through 2022. At December 2002, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $4.0 million that expire in the years 2003 through 2022.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


10.  Stockholders' Equity

Stock Option Plan

On May 22, 1989, the shareholders of the Company voted to approve a stock option plan (the Plan) for selected key employees, officers and directors of the Company. The Plan is administered by a Compensation Committee of the Board of Directors (the "Committee") consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the Plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the Committee relating to the Plan. Under the Plan, a maximum of 236,667 shares were approved to be granted, which in 2002 and 2001, was increased by 300,000 and 300,000, respectively. Generally, the Plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchase price will be paid in full on the date of purchase.

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                                           Weighted
                                                                                            Average
                                                                                            Option
                                                                            Options          Price
                                                                          ------------    ------------
                  Outstanding at January 1, 2001........................    1,014,480     $   1.86
                  Granted...............................................      452,838         2.70
                  Exercised.............................................      (56,060)       (0.92)
                  Expired...............................................            -            -
                                                                           ----------     --------

                  Outstanding at December 31, 2001......................    1,411,258         2.11
                  Granted...............................................       50,000         0.60
                  Exercised.............................................      (10,000)       (0.90)
                  Expired...............................................            -            -
                                                                          ------------    --------

                  Outstanding at December 31, 2002......................   1,451,258      $   2.05
                                                                          ============    ========

                              Proforma Information

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 23 percent; risk-free interest rate of 4.35 percent for 2002 and 5.25 percent for 2001; and expected lives of ten years for 2002 and five years for 2001. The weighted average fair value at date of grant for options granted to employees was $2.07 per option for 2002 and $2.64 per option for 2001. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for each of the two years in the period ended December 31, 2002 and 2001 would have been adjusted to the pro forma amounts indicated below:


                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

                                                                                 Year Ended
                                                                                 December 31
                                                                        ------------------------------
                                                                            2002             2001
                                                                       -------------    -------------
                  Net loss..........................................
                     As reported.................................... $ (3,897,927)  $ (1,926,216)

                     Pro forma...................................... $ (3,911,277)  $ (2,212,822)


                  Loss per share....................................
                     As reported....................................      $ (1.29)     $  (0.65)

                     Pro forma......................................      $ (1.29)     $  (0.75)


           The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                                            Options
                                              Number               Weighted             Outstanding and
                          Range of          Outstanding             Average           Exercisable Weighted
                          Exercise        and Exercisable          Exercise            Average Remaining
                           Prices           at 12/31/02              Price          Contractual Life (Years)
                       ---------------   ------------------      --------------    ---------------------------
                     $   0.88 - $0.90              164,591      $    0.89                  5.6
                     $           2.00              710,000      $    2.00                  8.4
                     $           2.70              450,000      $    2.70                  9.8
                     $           3.00              126,667      $    3.00                  8.5
                                                ----------                          ----------

                     $   0.88 - $3.00            1,451,258      $    2.05                  7.5
                                                ==========                          ===========

11.  Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31, 2002.


     Balance, beginning of year...........................    $ 1,013,000
     Charged to (deducted from) expense....................       595,000
     Write-offs, net of recoveries.........................             -
                                                            -------------
     Balance, end of year..................................  $  1,608,000
                                                            =============

At December 31, 2002, management of the Company decided to provide for a large amount for accounts that were in dispute at that time. Management intends to vigorously pursue all its legal and business options in collecting these receivables.

Additionally, in 2001 management elected to take a change to income for expenses that were related to some business acquisitions, which did not come to fruition. This charge amounted to $829,000.

12.  Mineral Properties

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. In 2001, the Board of Directors changed this plan to hold the mineral properties as an investment. Accordingly, the Company has classified these assets as mineral properties held for investment in its balance sheet at December 31, 2002 and 2001.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

13.  Prepaid Royalty

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the SkyGas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has recharacterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment. The balance at December 31, 2002 and 2001 was $273,000.

14.  Related Party Transactions

The former President of the Company is also the president of another company that provides general insurance coverage and various administrative and office expenses for the Company. In 2002 and 2001, the Company incurred expenses to this related party company of $72,276 and $75,718, respectively.

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 2002 and 2001 of $90,998 and $70,569, respectively.

As of December 31, 2002 and 2001, a business owned by the Company's President owed the Company $19,614 from the sale of certain equipment. This amount is included in accounts receivable.

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


                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


   The segments' profit and loss components and schedule of assets as of December 31, 2002 are as follows:

                                                   Air               Air
                                                Pollution         Pollution
                                                 Control            Control              All
                                                 (Heat)          (Scrubbers)           Other            Total
                                               -------------    ----------------    -------------    --------------
Revenue external............................  $  2,369,552      $    5,601,979      $    34,103     $   8,005,634
Impairment loss on intangible assets........             -                   -          514,000           514,000
Interest expense............................        56,834              26,481          301,504           384,819
Depreciation and amortization...............       153,498              41,823           20,061           215,382
Segment income (loss).......................      (800,270)         (2,413,833)        (683,824)       (3,897,927)
Other significant non-cash items:
    Costs and estimated earnings in excess
     of billings............................       115,708             375,183                -           490,891
    Billings in excess of costs and
     estimated earnings.....................         3,922              56,343                -            60,265


Segment assets.............................      1,872,763           2,522,515        6,886,032        11,281,310
Expenditures for long lived assets.........        317,732               3,047            4,668           325,447

Reconciliation of net income (loss), total assets, and other significant items for the year ended December 31, 2002 are as follows:


             Profit or loss                                                              Amount
             --------------                                                              ------
             Total loss for reportable segments.................................... $ (3,214,103)
             Other loss............................................................     (683,824)
             Total consolidated or loss............................................ $ (3,897,927)
                                                                                      ===========
             Assets
             ------

             Total assets for reportable segments..................................  $ 4,395,278
             Other assets..........................................................    6,886,032
             Elimination of intersegment assets....................................   (5,900,577)
             Total consolidated assets.............................................  $ 5,380,733
                                                                                     ===========

The Company's revenues by geographic region for the year ended December 31, 2002 are as follows:

             Geographic Region                                                         Revenues
             -----------------                                                         --------
             United States                                                         $    7,967,700
             Foreign countries                                                             37,934
             Total consolidated revenues                                           $    8,005,634
                                                                                   ==============

        The Company attributes revenues to countries based on the location of the customer.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


 The segments' profit and loss components and schedule of assets as of December 31, 2001 are as follows:

                                                   Air               Air
                                                Pollution         Pollution
                                                 Control           Control              All
                                                 (Heat)          (Scrubbers)           Other            Total
                                               -------------    ----------------    -------------    --------------
Revenue external............................  $  7,103,019      $   11,416,371      $         -     $  18,519,390
Interest income.............................        72,129              31,123              218           103,470
Interest expense............................        91,888                   -           18,462           110,350
Depreciation and amortization...............       (33,278)            121,893           68,420           157,035
Segment income (loss).......................    (1,041,763)          1,300,481       (2,184,934)       (1,926,216)
Other significant non-cash items:
    Costs and estimated earnings in excess
     of billings............................       108,477             786,960                -           895,437
    Billings in excess of costs and
     estimated earnings.....................        77,662             563,773                            641,435
                                                                                              -

Segment assets..............................     2,081,426           5,510,272        2,876,487        10,468,185
Expenditures for long-lived assets..........        15,176              63,686                -            78,862

Reconciliation of net income (loss), total assets, and other significant items for the year ended December 31, 2001 are as follows:

             Profit or loss                                                            Amount
             --------------                                                            ------
             Total income for reportable segments.................................. $    258,718
             Other loss............................................................   (2,184,934)

             Total consolidated profit or loss..................................... $ (1,926,216)
                                                                                    ============

             Assets
             ------

             Total assets for reportable segments................................     $ 7,591,700
             Other assets........................................................       2,876,487
             Elimination of intersegment assets..................................      (2,767,778)
             Total consolidated assets...........................................     $ 7,700,409
                                                                                    ============


Other significant items:
                                                                  Segment                          Consolidated
                                                                  Totals        Eliminations          Totals
                                                                -------------  ----------------   -----------------
Interest income................................................  $  103,470       $   (38,466)         $   65,004

Interest expense...............................................     110,350           (38,466)             71,884
Expenditures for long-lived assets.............................      16,062                 -              16,062
Depreciation and amortization..................................     128,164                 -             128,164
Costs and estimated earnings in excess of billings.............     895,437                 -             895,437
Billings in excess of costs and estimated earnings.............     641,435                 -             641,435

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

Adjustments to reconcile interest expense and interest income represent total intercompany amounts.

The Company's revenues by geographic region for the year ended December 31, 2001 are as follows:

             Geographic Region                                                         Revenues
             -----------------                                                         --------
             United States                                                         $   17,480,639
             United Kingdom                                                             1,033,498
             Other foreign countries                                                        5,253

             Total consolidated revenues                                           $   18,519,390
                                                                                   ==============

The Company attributes revenues to countries based on the location of the customer.

17.  New Accounting Pronouncements

    Standards Implemented

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 14, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the Company's Consolidated Financial Statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have a material impact on the Company's Consolidated Financial Statements.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the Company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of current business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 effective July 1, 2001.

         SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that closed after June 30, 2001. The adoption of SFAS No. 142 resulted in an impairment of $514,000 in 2002.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

      New Standards to be Implemented

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. The standard is effective for the Company on January 1, 2003. The Company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company's Consolidated Financial Statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value of each period. The Company is currently evaluating the possible effect on future Consolidated Financial Statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


Item 8. Changes in and disagreements with accountants on Accounting and Financial Disclosure.

Not applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

a)  Identification of Directors
                                                                     FIRST
                                                                     ELECTED
      NAME                          AGE      POSITION                DIRECTOR
-------------------------------------------------------------------------------
Richard E. Appleby ........         63      Director                 4/25/1985
Glen Hjort.................         50      Director                 2/16/1998
Frank E. Hsu...............         57      Director                 6/24/2002
Richard Kao................         62      Director                 6/28/1999
Anthony L. Lee [1].........         67      Director                 2/16/1998
Michael J. Luciano ........         49      Director                 2/16/1998
L. Craig Cary Smith........         53      Director                 4/25/1985
Daniel D. Smozanek.........         77      Director                 4/25/1985

[1] On March 6, 2003, Mr. Lee announced his retirement from the Board of Directors.

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b) Identification of Executive Officers.

      NAME                    AGE      POSITION                  OFFICER SINCE
------------------------------------------------------------------------------

Richard E. Appleby.........         63      Vice President           4/25/1985
Glen Hjort................          50      Chief Financial Officer  6/28/1999
Frank E. Hsu...............         57      Chief Operating Officer  6/24/2002
Robert D. Little...........         53      Secretary                1/03/1991
Michael J. Luciano........          49      Chairman & CEO           2/16/1998
Daniel D. Smozanek.........         77      Treasurer                4/25/1985

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c) Identification of Certain Significant Employees.

As of December 31, 2002, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


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

Frank E. Hsu is Chief Operating Officer and was elected Director in 2002. Mr. Hsu is a registered professional engineer with 28 years of experience in design, manufacturing and construction of air pollution control equipment and solid waste disposal systems. He holds a B.S. Degree in Civil engineering from Taiwan Chen Kung University, an M.S. Degree in Environmental Engineering from New Jersey Institute of Technology and an MBA Degree from Fairleigh Dickinson University. Prior to joining AirPol in 1990, Mr. Hsu was Engineering Director of Belco Pollution Control Corp. In addition to his engineering and business management background, he also has extensive experience in international sales, marketing and project execution. Mr. Hsu resides in Warren, New Jersey.

Richard E. Appleby is Vice President and a Director since 1985. He attended postgraduate courses at Rutgers in Landscape Design, Landscape Maintenance and Landscape Construction. From 1957 to 1973, Mr. Appleby was Superintendent and Manager of A-L Services and for Farm Harvesting Co., constructing all types of site development and landscape construction projects. From 1973 to 1980, he was Vice President of A-L Services and since 1980, has been President of that company. Mr. Appleby resides in Mendham, New Jersey.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

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

f) Involvement in Certain Legal Proceedings.

   Not Applicable

g) Promoter and Control Persons.

   Not Applicable

Item 10.  Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 2002 and 2001.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


Summary Compensation Table

                                        Annual Compensation
Name and
Principal

Position  Year Salary  Bonus(s)  Compensation  Awards(s)($)SARs($)Payout(s)($) Compensation
-------------------------------------------------------------------------------------------
Michael J.
Luciano      2002                 $ 25,000         None
CEO          2001                 $ 25,000         None

Robert D.
Little       2002                 $ 61,776
Secretary    2001                 $ 71,897


(1) MPM contracts with Mr. Little for its shareholder relations services. Expenses related to this were $ 61,776 and $71,897 for 2002 and 2001, respectively.

Option Grants In 2002 Fiscal Year Individual Grants Individual Grants

                                                                        Market
                            % of Total                                  Price on
              Options       Options Granted        Exercise or          Date of       Expiration
Name          Granted       In Fiscal Year         Base Price           Grant         Date
----          -------       ------------------    ----------------      -----------   ----------
Frank E.
Hsu            50,000             100%                 $0.60             $0.60          8/7/12



Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2002 Option/SAR Values

                                                              Number of
                                                              Securities            Value of
                                                              Underlying            Unexercised
                                                              Unexercised           In-The-Money
                                                              Options/SARs          Options/SARs
                           Shares                             At FY-End (#)         At FY-End
                           Acquired          Value            Exercisable/          Exercisable/
Name                       On Exercise       Realized ($)     Unexercisable         Unexercisable
--------------------       ------------      ------------    ---------------        ------------
Michael J. Luciano           None                               521,890             $130,473
                                                                Exercisable

L. Craig Cary Smith          None                               200,389             $ 50,097
                                                                Exercisable

Robert D. Little           10,000                               195,223             $ 48,806
                                                                Exercisable

Glen Hjort                  None                                90,000              $ 22,500
                                                                Exercisable

Frank E. Hsu                None                                50,000              $  12,500
                                                                Exercisable

Richard E. Appleby          None                                38,000              $   9,500
                                                                Exercisable

Daniel D. Smozanek          None                                8,000               $   2,000
                                                                Exercisable

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


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

The shareholders of MPM, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of MPM. The purpose of the option plan is to promote the interests of MPM and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in MPM's business and an increased personal interest in this continued success and progress. At the Annual Meeting of Shareholders held on June 26, 2002, the shareholders approved an amendment to the stock option plan therefore increasing the number of shares in the plan by 300,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

Except as noted in part b. below, no person or group was known by the Registrant except as noted below to own more than five percent (5%) of its common stock at December 31, 2002.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


b) Security Ownership of Management as of May 1, 2003.

The following table sets forth, as of May 1, 2003 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

 Title of         Name of                  Amount and Nature of         Percent
 Class            Beneficial Owner         Beneficial Ownership [1]     of Class
 -----            ----------------         ------------------------     -------
Common            Michael J. Luciano         873,910  [2]                17.50
Common            Richard E. Appleby         221,155                      4.43
Common            Robert D. Little           202,966                      4.06
Common            L. Craig Cary Smith        200,389                      4.01
Common            Daniel D. Smozanek         160,257                      3.21
Common            Glen Hjort                 101,833                      2.04
Common            Frank E. Hsu                68,756                      1.38
Common            Richard Kao                 64,222                      1.29
Common            Anthony Lee [3]             20,000                         *
Common            As A Group               1,950,349                      48.1

[*]  Less than one percent

[1] Includes options available for exercise aggregating 1,074,502 shares for the entire group.

[2] Does not include 396,509 shares (7.94%) of the Company's outstanding stock owned by a trust for which Mr. Luciano is the Trustee.

[3] On March 6, 2003, Mr. Lee announced his retirement from the Board of Directors.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


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

At December 31, 2002 and 2001, Richard Appleby was owed $65,000 pursuant to unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of MPM owns R.D. Little Co.. For the years ended December 31, 2002 and 2001, MPM paid $61,776 and $71,897 for these services, respectively.

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

(B)  Reports on Form 8-K

     None

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


MPM Technologies, Inc.

         By:    /s/ Michael J. Luciano
                -------------------------
         Title: Chariman and Chief Executive Officer
                ------------------------------------
         Date:  May 1, 2003
                -------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Michael J. Luciano                               /s/ Glen Hjort
-----------------------                              -------------------
Michael J. Luciano                                   Glen Hjort
Chairman & Chief Executive Officer                   Chief Financial Officer
                                                     & Director

Dated: May 1, 2003                                   Dated: May 1, 2003
       -----------                                          -----------


/s/ Frank E. Hsu                                     /s/ Daniel D. Smozanek
------------------                                   --------------------------
Frank E. Hsu                                         Daniel D. Smozanek
Chief Operating Officer & Director                   Treasurer & Director

Dated: May 1, 2003                                   Dated: May 1, 2003
       -----------                                          -----------

/s/ Richard E. Appleby                               /s/ L. Craig Cary Smith
--------------------------                           ---------------------------
Richard E. Appleby                                   L. Craig Cary Smith
Vice President & Director                            Director

Dated: May 1, 2003                                   Dated: May 1, 2003
       -----------                                          -----------


/s/ Richard Kao
------------------
Richard Kao
Director

Dated: May 1, 2003
       -----------