Form 10QSB
period 2003-03-31
MPM TECHNOLOGIES INC
filed 2003-05-20
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                      For the quarter ended March 31, 2003
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         Washington                                             81-0436060
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

     199 Pomeroy Road
      Parsippany, NJ                                              07054
---------------------------                               ---------------------
  (Address of principal                                         (Zip Code)
   executive offices)

Issuers's telephone number, including area code: 973-428-5009

As of May 15, 2003, the registrant had outstanding 3,081,074 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Financial Statements follow on the next page.


                                             MPM TECHNOLOGIES, INC.
                                                AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS


                                                                                                       MARCH 31,
                                                                                                         2003
                                                                                                      -----------
                                                                                                      (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                                          $92,168
     Accounts receivable, net of allowance for doubtful accounts of $1,608,000                        1,097,728
     Inventories                                                                                         37,859
     Costs and estimated earnings in excess of billings                                                 429,235
     Other current assets                                                                                38,999
                                                                                                   ------------
                             Total current assets                                                     1,695,989
                                                                                                   ------------
Property, plant and equipment, net                                                                    1,350,082
Mineral properties held for investment                                                                1,086,346
Note receivable                                                                                         273,000
Purchased intangible, net of accumulated amortization of $337,506                                       320,625
Investments - at equity                                                                                 173,054
Other assets, net                                                                                        89,708
                                                                                                   ------------
                                                                                                     $4,988,804
                                                                                                   ============

Current liabilities:
     Accounts payable                                                                                $4,005,968
     Accrued expenses                                                                                   315,124
     Billings in excess of costs and estimated earnings                                                 358,482
     Related party debt                                                                               2,199,670
     Current portion of long-term debt                                                                  450,000
                                                                                                   ------------
                             Total current liabilities                                                7,329,244
                                                                                                   ------------
Notes Payable                                                                                         1,703,450
Long-term debt, less current portion                                                                    406,324
                                                                                                   ------------
                             Total liabilities                                                        9,439,018
                                                                                                   ------------

Commitments and contingencies

Stockholders' (deficit) equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       3,021,917 shares issued and outstanding                                                            3,022
     Additional paid-in capital                                                                      11,266,148
     Accumulated deficit                                                                           (15,719,384)
                                                                                                   ------------
                             Total stockholders' (deficit) equity                                   (4,450,214)
                                                                                                   ------------
                                                                                                     $4,988,804
                                                                                                   ============


                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                        -------------------------------------
                                                                             2003                    2002
                                                                        -------------            ------------
Revenues                                                                     $668,081              $1,569,894
Cost of sales                                                                 789,347               1,174,193
                                                                        -------------            ------------

Gross margin                                                                (121,266)                 395,701
Selling, general and administrative expenses                                  657,315                 793,406
                                                                        -------------            ------------

(Loss) from operations                                                      (778,581)               (397,705)
                                                                        -------------            ------------

Other income (expense)
         Interest expense                                                   (136,428)                (31,440)
         Miscellaneous                                                         19,276                   3,580
                                                                        -------------            ------------

Net other expense                                                            (117,152)                (27,860)
                                                                        -------------            ------------

Net (loss)                                                                  $(895,733)              $(425,565)
                                                                         ============             ===========

Loss per share - basic and diluted net (loss)                                   $(.30)                  $(.14)
                                                                         ============             ===========

Weighted average shares of common stock outstanding basic                   3,021,917               3,139,790
                                                                         ============             ===========

Weighted average shares of common stock outstanding diluted                 3,021,917               3,139,790
                                                                         ============             ===========




                                           MPM TECHNOLOGIES, INC.
                                              AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                      ----------------------------------------
                                                                            2003                    2002
                                                                      ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                                      ($895,733)              ($425,565)
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                        75,380                  52,997
          Interest imputed on related party debt                                    -                   2,219
          Change in assets and liabilities:
              Accounts receivable                                              30,225                 527,530
              Costs and estimated earnings in excess of billings               61,656                 177,125
              Inventories                                                      (8,255)                      -
              Other assets                                                     40,199                (19,241)
              Accounts payable and accrued expenses                       (1,256,576)               (763,567)
              Billings in excess of costs and estimated earnings              298,217               (221,773)
                                                                      ----------------        ----------------
Net cash used in operating activities                                      (1,382,887)               (670,275)
                                                                      ----------------        ----------------
Cash flows from financing activities:
     Repayment of related party debt
                                                                              (91,287)                      -
     Proceeds from notes payable                                            1,553,450                   9,000
     Proceeds from related party debt                                               -                 271,750
                                                                      ----------------        ----------------
Net cash provided by financing activities                                   1,462,163                 280,750
                                                                      ----------------        ----------------
Net increase (decrease) in cash and cash equivalents                           79,276               (389,525)
Cash and cash equivalents, beginning of period                                 12,892                 601,131
                                                                      ----------------        ----------------
Cash and cash equivalents, end of period                                      $92,168                $211,606
                                                                      ================        ================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                  $ 136,428                 $ 1,443
                  Income taxes                                              $       -                 $     -

Common stock exchanged for amounts due to related party                             -                 800,000

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2002. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2002. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three months ended March 31, 2003 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2003.


2.  Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

Common stock equivalents for the three months ended March 31, 2003 and for the three months ended March 31, 2002 have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

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


The segments' profit and loss components and schedule of assets as of March 31,
2003 are as follows:
                                Air                Air
                                Pollution          Pollution
                                Control            Control             All
                                (Heat)             (Scrubbers)         Others           Total
                                -----------        ------------     ------------     -----------
Revenue external.............   $  251,217         $ 416,864        $        -          668,081
Revenue internal.............            -                 -                 -                -
Segment profit (loss)........     (124,846)         (370,776)         (400,111)        (895,733)
Segment assets...............    1,869,120         1,284,756         1,834,928        4,988,804

Reconciliation of segment revenues, net income, total assets and other significant items for the three months ended March 31, 2003 are as follows:

                                                         Three Months
                                                         Ended
                                                         March 31, 2003
         Revenues
         --------
         Total revenues for reportable segments......    $   668,081
         Other revenues                                            -
                                                         -----------

         Total consolidated revenues.................    $   668,801

         Profit or loss
         Total profit or loss for reportable segments.   $  (495,622)
         Other profit or loss.........................      (400,111)
                                                         -----------

         Total consolidated profit or loss............   $  (895,733)
                                                         ===========


                                                                   At March 31,
                                                                   2003
         Assets
         Total assets for reportable segments................. $  3,153,876
         Other assets.........................................    1,834,928
                                                               ------------
         Total consolidated assets............................ $  4,988,804
                                                               ============

The segments' profit and loss components and schedule of assets as of March 31, 2002 are as follows:

                                 Air                Air
                                 Pollution          Pollution
                                 Control            Control              All
                                 (Heat)             (Scrubbers)          Others                Total
                                 -----------        ------------       -----------         ------------
Revenue external..............   $  85,924          $ 1,483,970        $      -              $1,569,894
Revenue internal..............           -                    -               -                       -
Segment profit (loss).........     (96,742)             (26,267)       (302,556)               (425,565)
Segment assets................   1,650,753            4,853,104       2,741,953               9,245,810

Reconciliation of segment revenues, net income, total assets and other significant items for the three months ended March 31, 2002 are as follows:

                                  Three Months
                                      Ended
                                 March 31, 2002
         Revenues
         --------
         Total revenues for reportable segments......     $ 1,569,894
         Other revenues                                             -
                                                          -----------

         Total consolidated revenues.................     $ 1,569,894

         Profit or loss
         Total profit or loss for reportable segments     $  (123,009)
         Other profit or loss........................        (302,556)
                                                          -----------

         Total consolidated profit or loss...........     $  (425,565)
                                                          ===========

                                                                  At March 31,
                                                                  2002
                  Assets
                  Total assets for reportable segments........... $  6,613,857
                  Other assets...................................    2,741,953
                  Elimination of intersegment assets.............   (2,783,337)
                                                                  ------------

                  Total consolidated assets......................  $ 6,572,473

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, ability to generate sufficient cash flow or secure additional sources of financing, collectability of project payments, future customer revenue, variability of quarterly operating results, completion of remaining contracts, attraction and retention of employees and key management personnel, political and economic uncertainty and other competitive factors. Additionally, there can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the Cautionary Statements") are disclosed in the annual report filed on Form 10-KSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurrence of unanticipated events.

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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2003 and 2002 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net loss for the three months ended March 31, 2003 was $895,733 or $0.30 per share compared to net loss of $425,565, or $0.14 per share for the three months ended March 31, 2002.

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

Despite this, both companies are experiencing a high level of proposal activity. Between the two companies, there is over $66 million in active job proposals that are currently being pursued. This includes 36 proposals for a total of $37 million at AirPol and 34 proposals for $29 million at HES. This should result in many new jobs at both companies. There can, however, be no assurances that the companies will be successful in securing a sufficient amount of new work.

Three months ended March 31, 2003 as compared to three months ended March 31,
2002
------------------------------------------------------------------------------

For the three months ended 3/31/03, MPM had a net loss of $895,733, or $0.30 per share compared to net loss of $425,565, or $0.14 per share for the three months ended 3/31/02. Revenues decreased 58% to $668,081 for the three months ended 3/31/03 compared to $1,569,894 for the three months ended 3/31/02. Revenues were down 90% at AirPol, and were up 192% at HES.

Costs of sales decreased 33% to $789,347 for the three months ended March 31, 2003 as compared to $1,174,193 for the three months ended March 31, 2002. Operating expenses decreased 17.0% to $657,315 for the three months ended March 31, 2003 compared to $793,406 three months ended March 31, 2002.

The Company currently has a backlog of approximately $4.7 million. This includes $3.4 million at AirPol and $1.3 million at HES.

Financial Condition and Liquidity
---------------------------------

For the three months ended March 31, 2003, the Company relied on operating revenues and loans from an insurance company to fund its operations. The insurance company has loaned the company approximately $1.7 million from December 2002 through April, 2003 and is in the process of reviewing a new request for an additional $1.0 million in working capital to fund the company. Working capital deficit at 3/31/03 was $5,633,255 compared to $6,366,352 at 12/31/02.

Management expects that MPM will continue to incur losses and additional cash outflows for the balance of 2003 as it pursues its significant backlog. The company is in the process of making arrangements with an insurance company to cover the cash needs of the company through the rest of this fiscal year. There is no assurance that management will be successful in securing this additional capital.


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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On March 6, 2003, the Company announced that Anthony L. Lee had retired from the Board of Directors.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MPM Technologies, Inc.


                May 19, 2003                         /s/ Michael J. Luciano
                ------------                         ----------------------
                  (date)                             Michael J. Luciano
                                                     Chairman & CEO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  /s/ Michael J. Luciano
------------------------------------
Michael J. Luciano
Chairman and Chief Executive Officer
May 19, 2003