Form 10KSB/A
period 2002-12-31
MPM TECHNOLOGIES INC
filed 2003-06-05
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  Form 10-KSB/A

                            AMENDMENT TO APPLICATION
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its Charter)

           WASHINGTON                           81-0436060
--------------------------------         -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                 199 POMEROY ROAD, PARSIPPANY, NEW JERSEY 07054
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 973-428-5009

The undersigned registrant hereby amends the following items, financial information, exhibits or other portions of its Annual Report on Form 10KSB for the fiscal year ended December 31, 2002, as set forth in the pages attached hereto:

1. Section 302

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MPM Technologies, Inc.
                                    (Registrant)


                           By: /s/ Michael J. Luciano
                               -----------------------
                                   Michael J. Luciano

                         Title:  Chief Executive Officer

                                  CERTIFICATION

I, Michael J. Luciano, CHIEF EXECUTIVE OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.    I have reviewed this Annual Report on Form 10-KSB of MPM Technologies,
      Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June 4, 2003              /s Michael J. Luciano
                                 -------------------------------
                                 Chief Executive Officer

                                  CERTIFICATION

I, Glen Hjort, CHIEF FINANCIAL OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.    I have reviewed this Annual Report on Form 10-KSB of MPM Technologies,
      Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 4, 2003             /s/ Glen Hjort
                                -------------------------------
                                Chief Financial Officer