Form 10QSB/A
period 2003-03-31
MPM TECHNOLOGIES INC
filed 2003-06-05
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  Form 10QSB/A

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

The undersigned registrant hereby amends the following items, financial information, exhibits or other portions of its report on Form 10QSB for the quarter ended March 31, 2003, as set forth in the pages attached hereto:

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

1.    I have reviewed this Form 10QSB of MPM Technologies, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterlyl report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 45 days prior to the filing date of this quarterly report (the Evaluation Date").

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



Date:  June 4, 2003                /s Michael J. Luciano
                                   -------------------------------
                                   Chief Executive Officer

                                  CERTIFICATION

I, Glen Hjort, CHIEF FINANCIAL OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.    I have reviewed this Form 10QSB of MPM Technologies, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 45 days prior to the filing date of this quarterly report (the Evaluation Date").

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