Form 10QSB
period 2003-06-30
MPM TECHNOLOGIES INC
filed 2003-08-21
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                       For the quarter ended June 30, 2003
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

     199 Pomeroy Road.
     Parsippany, NJ                                         07054
---------------------------                      ---------------------------
  (Address of principal                                   (Zip Code)
   executive offices)

Issuers's telephone number, including area code: 973-428-5009

As of August 19, 2003, the registrant had outstanding 3,081,074 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MPM TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                                      June 30, 2003
                                                                                      (UNAUDITED)
                                                                                      -------------
Current assets:
       Cash and cash equivalents                                                           4,191
       Accounts receivable, net of allowance for doubtful accounts
          of $1,486,000                                                                1,758,485
       Inventories                                                                        37,859
       Costs and estimated earnings in excess of billings                                569,739
       Other current assets                                                              113,216
                                                                               ------------------
                             Total current assets                                      2,483,490
                                                                               ------------------
Property, plant and equipment, net                                                     1,354,124
Mineral properties held for sale                                                       1,070,368
Note receivable                                                                          273,000
Purchased intangible, net of accumulated amortization of $360,000 and $337,500           315,000
Investments - at equity                                                                  173,053
Other assets, net                                                                         62,844
                                                                               ------------------
Total Assets                                                                           5,731,879
                                                                               ==================


Current liabilities:
     Accounts payable                                                                  3,901,170
     Accrued expenses                                                                    684,543
     Billings in excess of costs and estimated earnings                                  174,937
     Notes payable                                                                       150,000
     Related party debt                                                                2,033,704
     Current portion of long-term debt                                                   464,201
                                                                               ------------------
                             Total current liabilities                                 7,408,555
                                                                               ------------------
Long-term debt, less current portion                                                   2,769,791
                                                                               ------------------
                             Total liabilities                                        10,178,346
                                                                               ------------------


Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
       3,021,917 shares issued and outstanding                                             3,022
     Additional paid-in capital                                                       11,266,148
     Accumulated deficit                                                             -15,715,637
                                                                               ------------------
Total stockholders' (deficit) equity                                                  -4,446,467
                                                                               ------------------
Total stockholders' deficit and liabilities                                            5,731,879
                                                                               ==================


                         PART I - FINANCIAL INFORMATION

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Quarter Ended                            Six Months Ended
                                                            June 30,                                  June 30,
                                               -----------------------------------       -----------------------------------
                                                   2003                 2002                 2003                 2002
                                               --------------       --------------       --------------       --------------
Revenues                                          $2,239,722           $1,987,107           $2,907,803           $3,557,001
Cost of sales                                      1,245,066            1,153,208            2,034,413            2,327,401
                                               --------------       --------------       --------------       --------------
Gross margin                                         994,656              833,899              873,390            1,229,600
Selling, general and administrative expenses       1,169,511            1,106,228            1,826,826            1,899,634
                                               --------------       --------------       --------------       --------------
(Loss) income from operations                      (173,732)            (272,329)            (953,436)            (670,034)
                                               --------------       --------------       --------------       --------------
Other income (expense):
       Interest expense                             (90,976)             (24,331)            (227,224)             (55,771)
       Other income, net                                                        0              288,675                3,580
                                                  269,399
                                               --------------       --------------       --------------       --------------
Net other income (expense)                           178,603             (24,331)               61,451             (52,191)
                                               --------------       --------------       --------------       --------------
Net (loss) income                                     $3,747           ($296,660)           ($891,986)           ($722,225)
                                               ==============       ==============       ==============       ==============

Basic earnings per share:
       Net (loss) income                               $0.00              ($0.10)              ($0.30)              ($0.24)
                                               ==============       ==============       ==============       ==============

Diluted earnings per share:
       Net (loss) income                               $0.00              ($0.07)              ($0.30)              ($0.17)
                                               ==============       ==============       ==============       ==============

Weighted average shares of common stock
       outstanding - basic                         3,021,917            3,021,917            3,021,917            3,003,555
                                               ==============       ==============       ==============       ==============

Weighted average shares of common stock
       outstanding - diluted                       3,021,917            4,186,105            3,021,917            4,163,104
                                               ==============       ==============       ==============       ==============


During 2003, the Company adopted the provisions of SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" wherein the FASB determined that gains and losses from debt extinguishments were to be recorded as extraordinary items. Accordingly, other income for the six months ended June 30, 2003 includes $269,399 of gain related to settlement of old accounts payable.




                                           MPM TECHNOLOGIES, INC.
                                              AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                                                 Six Months Ended
                                                                                     June 30,
                                                                      ----------------------------------------
                                                                             2003                   2002
                                                                      ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                     ($891,986)              ($722,225)
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                       92,941                  116,446
          Interest imputed on related party debt                                   0                    2,219
          Change in assets and liabilities:
              Accounts receivable                                           (358,532)                 205,711
              Costs and estimated earnings in excess of billings             (78,848)                 732,118
              Inventories                                                     (8,255)
              Other assets                                                    (7,154)                  56,774
              Accounts payable and accrued expenses                         (991,956)               (646,486)
              Billings in excess of costs and estimated earnings              114,674               (364,410)
                                                                      ----------------       -----------------
Net cash used in operating activities                                     (2,129,116)               (619,853)
                                                                      ----------------       -----------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                   0                (55,999)
                                                                      ----------------       -----------------
Net cash used in investing activities                                               0                (55,999)
                                                                      ----------------       -----------------
Cash flows from financing activities:
     Proceeds from stock issues                                                     0                   9,000
     Proceeds from related party debt                                               0                 316,165
     Proceeds from notes payable                                            2,377,668
     Repayment of related party debt                                        (257,253)
                                                                      ----------------       -----------------
Net cash provided by (used in) financing activities                         2,120,415                 325,165
                                                                      ----------------       -----------------
Net decrease in cash and cash equivalents                                     (8,701)               (350,687)
Cash and cash equivalents, beginning of period                                 12,892                 601,131
                                                                      ----------------       -----------------
Cash and cash equivalents, end of period                                       $4,191                $250,444
                                                                      ================       =================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                    $99,610                 $39,000
                  Income taxes
                                                                       $            -                  $    -

Liabilities assumed in connection with fixed asset acquisitions                     0                $285,162


                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  Unaudited Financial Statements

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2002. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2002. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2003 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2003.

2.       Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:



For the Six Months Ended June 30, 2003
--------------------------------------
                                                                           Weighted-
                                                         Net               Average                     Per-Share
                                                         Income            Shares                      Amount
                                                         --------          --------                    ---------
Basic EPS
(Loss) available to common stockholders                 $(891,786)        3,021,917                      $(0.30)

Effect of Dilutive Securities
Common stock options                                            -                 -                           -
                                                        ---------         ---------                   ---------

Diluted EPS
Loss available to common stockholders
 - assumed conversions                                 $(891,786)         3,021,917                     $ (0.30)
                                                       ==========         =========                     =======


For the Three Months Ended June 30, 2003
----------------------------------------
                                                                           Weighted-
                                                         Net               Average                     Per-Share
                                                         Income            Shares                      Amount
                                                         --------          --------                    ---------
Basic EPS
Income available to common stockholders                $    3,747         3,021,917                       $0.00

Effect of Dilutive Securities
Common stock options                                            -                                             -
                                                        ---------         ---------                   ---------

Diluted EPS
Income available to common
  stockholders - assumed conversions                   $    3,747         3,021,917                       $0.00
                                                       ==========         =========                       =====



For the Six Months Ended June 30, 2002
--------------------------------------
                                                                           Weighted-
                                                         Net               Average                     Per-Share
                                                         Income            Shares                      Amount
                                                         --------          --------                    ---------
Basic EPS
Income available to common stockholders                 ($722,225)        3,003,555                      ($0.24)

Effect of Dilutive Securities
Common stock options                                            -         1,159,549
                                                        ---------         ---------

Diluted EPS
Loss available to common
  stockholders - assumed conversions                    ($722,225)        4,163,104                      ($0.17)
                                                      ===========         =========                   =========



For the Three Months Ended June 30, 2002
----------------------------------------
                                                                           Weighted-
                                                         Net               Average                     Per-Share
                                                         Income            Shares                      Amount
                                                         --------          --------                    ---------
Basic EPS
Income available to common stockholders                 ($296,660)        3,021,917                      ($0.10)

Effect of Dilutive Securities
Common stock options                                            -         1,164,188                           -
                                                        ---------         ---------                   ---------
Diluted EPS
Income available to common
  stockholders - assumed conversions                    ($296,660)        4,186,105                      ($0.07)
                                                      ===========         =========                   =========

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

The segments' profit and loss components and schedule of assets as of June 30, 2003 are as follows:

                                  Air                Air
                                  Pollution          Pollution
                                  Control            Control             All
                                  (Heat)             (Scrubbers)         Others               Total
                                 ------------        ------------       -----------         --------
Revenue external.............    $ 466,021          $ 2,441,782          $        -       $ 2,907,803
Revenue internal..............           -                    -                   -                 -
Segment profit (loss).........    (352,146)             368,170            (908,010)         (891,986)
Segment assets................   1,433,312            2,503,360           1,795,207         5,731,879

Reconciliation of segment revenues, net income, total assets and other significant items for the six and three months ended June 30, 2003 are as follows:

                                                                  Six Months            Three Months
                                                                  Ended                 Ended
                                                                  June 30, 2003         June 30, 2003
                                                                 ------------            -----------
         Revenues
         --------
         Total revenues for reportable segments.........          $ 2,907,803            $ 2,239,772
         Other revenues                                                     -                      -
                                                                 ------------            -----------

         Total consolidated revenues.......................      $  2,907,803            $ 2,239,772
                                                                 ============            ============

         Profit or loss
         Total profit or (loss) for reportable segment.....      $   (891,986)           $     3,747
         Other profit or (loss)............................                 0                      0
                                                                 ------------            -----------

         Total consolidated profit or loss.................      $   (891,986)           $   103,747
                                                                 ============            ===========



                                                            At June 30, 2003
                                                            ----------------
     Assets
     Total assets for reportable segments.................  $  3,936,672
     Other assets.........................................     1,795,207

     Total consolidated assets............................  $  5,731,879

The segments' profit and loss components and schedule of assets as of June 30, 2002 are as follows:

                                  Air                Air
                                  Pollution          Pollution
                                  Control            Control             All
                                  (Heat)             (Scrubbers)         Others               Total
                                 ------------        ------------       -----------         --------
Revenue external.............   $  548,794           $ 3,008,207        $      -          $3,557,001
Revenue internal.............            -                     -               -                   -
Segment profit (loss)........     (214,554)             (200,863)       (306,808)           (722,225)

Reconciliation of segment revenues, net income, total assets and other significant items for the six and three months ended June 30, 2002 are as follows:

                                                                  Six Months          Three Months
                                                                  Ended               Ended
                                                                  June 30, 2002       June 30, 2002
                                                                  -------------       -------------
Revenues

         Total revenues for reportable segments............       $ 3,557,001         $  1,987,107
         Other revenues                                                     -                    -
                                                                  -----------         ------------

         Total consolidated revenues.......................       $ 3,557,001         $  1,987,107
                                                                  ===========         ============

         Profit or loss
         Total profit or loss for reportable segments......       $  (415,417)        $   (292,408)
         Other profit or loss..............................          (306,808)            (  4,252)
                                                                  -----------         ------------

         Total consolidated profit or loss.................       $  (722,225)        $   (296,660)
                                                                  ===========         ============




4.       Subsequent Events


Not Applicable

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

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the six and three months ended June 30, 2003 and 2002 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net loss for the six months ended June 30, 2003 was $891,986 or $0.30 per share compared to net loss of $722,225, or $0.24 per share for the six months ended June 30, 2002.

MPM is in negotiations on the sale of a Skygas unit in the Pacific Northwest. This unit is expected to be the first sale in North America.

MPM continues to negotiate with other interested entities with the goal of selling other Skygas units. These negotiations are also ongoing, and include entities in the United States, Europe and Asia.

Six and three months ended 6/30/03 compared to six and three months ended
6/30/02

For the six months ended 6/30/03, MPM had a net loss of $891,986, or $0.30 per share compared to a net loss of $722,225, or $0.24 per share for the six months ended 6/30/02. Revenues decreased 18.2% to $2,907,803 for the six months ended 6/30/03 compared to $3,557,001 for the six months ended 6/30/02. Revenues decreased at AirPol by approximately $566,425, or 18.8%. Revenues at HES were down approximately $82,774, or 15.1%. Revenue decreases were due to the aftermath of the September 11 disasters, restructuring and down sizing at HES, and dramatically slower sales activity. Costs of sales decreased 12.6% to $2,034,413 for the six months ended 6/30/03 compared to $2,327,401for the six months ended 6/30/02. This was comparable to the decrease in revenues. Operating expenses decreased 3.8% to $1,826,826 for the six months ended 6/30/03 compared to $1,899,634 for the six months ended 6/30/02. Operating expense decreases were due primarily to staff reductions and the related costs.

For the three months ended 6/30/03, MPM had a net profit of $3,747, or $0.00 per share compared to net loss of $296,660, or $0.10 per share for the three months ended 6/30/02. Revenues increased 12.7% to $2,239,722 for the three months ended 6/30/03 compared to $1,987,107 for the three months ended 6/30/02. Costs of sales increased 8.0% to $1,245,066 for the three months ended 6/30/03 compared to $1,106,228 for the three months ended 6/30/02 due to the increase in revenues. Operating expenses increased 5.7% to $1,169,511 for the three months ended 6/30/03 compared to $1,106,228 for the three months ended 6/30/02. These increases were due to increased staffing requirements due to the increase in sales,

Financial Condition and Liquidity

For the six months ended 6/30/03, the Company relied principally on cash from loans from an insurance company to fund the operations of HES and AirPol. Current cash position, cash from continuing operations and the Company's borrowing power are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future.

Working capital at 6/30/03 was negative $4,925,065. Accordingly, MPM is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM's Annual Meeting of Shareholders was held on June 27, 2003. Following are the results of the shareholders' voting:

Proposal 1 - Election of Directors

Name                                For              Withhold
----                                ---              --------
Richard E. Appleby                  1,803,526        46,747
Richard Kao                         1,803,526        46,747
L. Craig Cary Smith                 1,803,526        46,747

Each director was re-elected for a three-year term.

Proposal 2 - Approval of Amendment to the 1989 Stock Option Plan

           For             Against          Abstain
         ---------         -------          -------
         1,630,869         67,835           151,569

Total shares represented by proxy:  1,850,273
Percentage of the outstanding voting shares:  60.05%
Outstanding voting shares:  3,081,074


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MPM Technologies, Inc.



August 19, 2003                               /s/ Michael J. Luciano
---------------                               -------------------------
  (date)                                          Michael J. Luciano
                                                  Chairman & CEO

                                  CERTIFICATION

I, Michael J. Luciano, CHIEF EXECUTIVE OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.   I have reviewed this Form 10-QSB of MPM Technologies, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 45 days prior to the filing date of this report (the Evaluation Date"); and

     c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  August 19, 2003                      /s Michael J. Luciano
----------------------                      ---------------------------------
                                            Chief Executive Officer
                                            ---------------------------------

                                  CERTIFICATION

I, Glen Hjort, CHIEF FINANCIAL OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.   I have reviewed this Form 10-QSB of MPM Technologies, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 45 days prior to the filing date of this report (the Evaluation Date"); and

     c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  August 19, 2003                      /s Glen Hjort
----------------------                      ------------------------
                                            Chief Financial Officer
                                            ------------------------