Form 10QSB
period 2003-09-30
MPM TECHNOLOGIES INC
filed 2003-11-20
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                    For the quarter ended September 30, 2003
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

     199 Pomeroy Road
      Parsippany, NJ                                           07054
---------------------------                          ---------------------------
     (Address of principal                                   (Zip Code)
      executive offices)

Issuers's telephone number, including area code: 973-428-5009

As of November 19, 2003 the registrant had outstanding 3,081,074 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Financial Statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            SEPTEMBER
                                                                             30, 2003
                                                                           -----------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                 $11,097
     Accounts receivable, net of allowance for doubtful accounts
       of $1,586,326                                                         1,351,001
     Inventories                                                                27,359
     Costs and estimated earnings in excess of billings                        459,027
     Other current assets                                                      105,269
                                                                      -----------------
                 Total current assets                                        1,953,753
                                                                      -----------------
Property, plant and equipment, net                                           1,171,890
Mineral properties held for investment                                       1,070,368
Note receivable                                                                273,000
Purchased intangible, net of accumulated amortization
   of 360,000                                                                  315,000
Investments - at equity                                                        173,053
Other assets, net                                                               59,620
                                                                      -----------------
          Total Assets                                                      $5,016,684
                                                                      =================

Current liabilities:
     Accounts payable                                                       $3,771,178
     Accrued expenses                                                          632,823
     Billings in excess of costs and estimated earnings                        163,191
     Notes payable                                                             150,000
     Related party debt                                                      2,033,704
     Current portion of long-term debt                                         465,000
                                                                      -----------------
                 Total current liabilities                                   7,215,896
                                                                      -----------------
Long-term debt, less current portion                                         2,917,193
                                                                      -----------------
                 Total liabilities                                          10,133,089
                                                                      -----------------

Commitments and contingencies

Stockholders' deficit:
     Common stock, $.001 par value, 100,000,000 shares authorized,
             3,081,074 shares issued and outstanding                             3,022
     Additional paid-in capital                                             11,266,148
     Accumulated deficit                                                   -16,385,575
                                                                      -----------------
                 Total stockholders' deficit                                -5,116,405
                                                                      -----------------
                 Total Liabilities and Stockholders' Deficit                $5,016,684
                                                                      =================

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Quarter Ended            Nine Months Ended
                                                ---------------------    ------------------------
                                                    September 30,              September 30,
                                                ---------------------    ------------------------
                                                   2003       2002           2003        2002
                                                ---------------------    ------------------------
Revenues                                        $ 919,232  $2,168,879    $ 3,827,035  $ 5,725,880
Cost of Sales                                   $ 941,868   1,680,891      2,976,281    4,458,292
                                                ---------------------    ------------------------
Gross Margin                                    $ (22,636)    487,988        850,754    1,267,588
Seling, general and administrative expenses     $ 601,014   1,198,225      2,427,840    2,647,859
                                                ---------------------    ------------------------
(loss from operations)                           (623,650)   (710,237)    (1,577,086)  (1,380,271)

Other income (expense)
      Interest Expense                           (161,130)    (40,192)      (388,354)     (95,963)
      Miscellaneous                               468,647           -        757,322        3,580
                                                ---------------------    ------------------------
Net Other Income (Expense)                        307,516     (40,192)       368,967      (92,383)
                                                ---------------------    ------------------------
Net Loss                                        $(316,134) $ (750,429)   $(1,208,119) $(1,472,654)
                                                =====================    ========================

Loss per share - basic and diluted              ---------------------    ------------------------
      Net loss                                  $   (0.10) $    (0.25)   $     (0.40) $     (0.49)
                                                =====================    ========================

Weignted average shares of common stock         ---------------------    ------------------------
      outstanding basic                         3,021,917   3,021,917      3,021,917    3,020,745
                                                =====================    ========================

Weighted average shares of commonstock          ---------------------    ------------------------
      outstanding diluted                       3,021,917   4,189,105      3,021,917    4,186,105
                                                =====================    ========================


     During 2003, the Company adopted the provisions of SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" wherein the FASB determined that gains and losses from debt extinguishments were to be recorded as extraordinary items. According, other income for the nine months ended September 30, 2003 includes $757,321 of gain related to settlement of old accounts payable.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                      ----------------------------------------

                                                                            2003                    2002
                                                                      ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                                    ($1,208,119)            ($1,472,654)
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization                                       275,175                 180,282
          Interest imputed on related party debt                                    -                   2,219
          Change in assets and liabilities:
              Accounts receivable                                              48,952                 286,068
              Costs and estimated earnings in excess of billings               31,864                 202,058
              Inventories                                                       2,245                       -
              Other assets                                                      4,017                 172,754
              Accounts payable and accrued expenses                        (1,527,471)               (972,714)
              Billings in excess of costs and estimated earnings              102,926                  15,160
                                                                      ----------------        ----------------
Net cash used in operating activities                                      (2,270,411)             (1,586,826)
                                                                      ----------------        ----------------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                   -                 (55,999)
                                                                      ----------------        ----------------
Net cash used in investing activities                                               -                 (55,999)
                                                                      ----------------        ----------------
Cash flows from financing activities:
     Repayment of related party debt                                         (257,253)                      -
     Proceeds from notes payable                                            2,525,869                       -
     Proceeds from stock issues                                                     -                   9,000
     Proceeds from related party debt                                               -               1,036,776
                                                                      ----------------        ----------------
Net cash provided by financing activities                                   2,268,616               1,045,776
                                                                      ----------------        ----------------
Net (decrease) increase in cash and cash equivalents                           (1,795)               (597,049)
Cash and cash equivalents, beginning of period                                 12,892                 601,131
                                                                      ----------------        ----------------
Cash and cash equivalents, end of period                                      $11,097                  $4,082
                                                                      ================        ================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                    $99,610                 $73,875
                  Income taxes
                                                                                 $  -                    $  -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2002. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2002. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2003 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2003.


2.  Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:


For the Nine Months Ended September 30, 2003                                                   Weighted          Per-Share
                                                                           Net Loss         Average Shares         Amount
Basic EPS
Income available to common stockholers                                    $(1,208,119)           3,026,251         $ (0.40)
Effect of Dilutive Securities
Common Stock Options                                                                -                    -               -
                                                                      ----------------   ------------------   -------------
Diluted EPS
Income available to common stockholers - assumed conversions              $(1,208,119)           3,026,251         $ (0.40)
                                                                      ================   ==================   =============


For the Three Months Ended September 30, 2003                                                  Weighted          Per-Share
                                                                           Net Loss         Average Shares         Amount
Basic EPS
Income available to common stockholers                                     $ (316,134)           3,034,777         $ (0.10)
Effect of Dilutive Securities
Common Stock Options                                                                -                    -               -
                                                                      ----------------   ------------------   -------------
Diluted EPS
Income available to common stockholers - assumed conversions               $ (316,134)           3,034,777         $ (0.10)
                                                                      ================   ==================   =============


For the Nine Months Ended September 30, 2002                                                   Weighted          Per-Share
                                                                           Net Loss         Average Shares         Amount
Basic EPS
Income available to common stockholers                                    $(1,472,654)           3,020,745         $ (0.49)
Effect of Dilutive Securities
Common Stock Options                                                                -            1,165,360               -
                                                                      ----------------   ------------------   -------------
Diluted EPS
Income available to common stockholers - assumed conversions              $(1,472,654)           4,186,105         $ (0.49)
                                                                      ================   ==================   =============


For the Three Months Ended September 30, 2002                                                  Weighted          Per-Share
                                                                           Net Loss         Average Shares         Amount
Basic EPS
Income available to common stockholers                                     $ (750,429)           3,021,917         $ (0.25)
Effect of Dilutive Securities
Common Stock Options                                                                -            1,167,188               -
                                                                      ----------------   ------------------   -------------
Diluted EPS
Income available to common stockholers - assumed conversions               $ (750,429)           4,189,105         $ (0.25)
                                                                      ================   ==================   =============
---------------------------------------------------------------------------------------------------------------------------


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

The segments' profit and loss components and schedule of assets as of September 30, 2003 are as follows:


                               Air Polution      Air Polution
                                 Control           Control
                                  (Heat)         (Scrubbers)           Others               Total
                              ---------------   ---------------   ----------------   ----------------
Revenue external                   $ 548,794        $3,278,241        $         -       $  3,827,035
Revenue internal                   $       -        $        -        $         -       $          -
Segment profit (loss)              $(433,208)       $  497,891        $(1,272,802)      $ (1,208,119)
Segment assets                     $ 671,906        $2,539,365        $ 1,805,413       $  5,016,684


Reconciliation  of  segment  revenues,   net  income,  total  assets  and  other
significant items for the nine and three months ended September 30, 2003 are as follows:

                                                      9 months ended         3 months ended
                                                       September 30,          September 30,
                                                           2003                   2003
Revenues
Total revenues for reportable segments                     $  3,827,035           $  919,232
Other revenues                                             $          -           $        -
                                                  ----------------------  -------------------

Total consolidated revenues                                $  3,827,035           $  919,232
                                                  ======================  ===================

Loss
Total revenues for reportable segments                         $ 64,683           $   38,073
Other Profit or loss                                       $ (1,272,802)          $ (354,207)
                                                  ----------------------  -------------------

Total consolidated loss                                    $ (1,208,119)          $ (316,134)
                                                  ======================  ===================


                                                     At September 30,
                                                          2003
Assets
Total assets for reportable segments                       $  3,211,272
Other assets                                               $  1,805,413
                                                  ----------------------

Total consolidated assets                                  $  5,016,684
                                                  ======================

The segments' profit and loss components and schedule of assets as of September 30, 2003 are as follows:

                                       Air Polution           Air Polution
                                         Control                Control
                                          (Heat)               (Scrubbers)             Others             Total
                                   ---------------------   -------------------   ----------------   ----------------
Revenue external                            $ 1,591,172           $ 4,134,708         $        -       $  5,725,880
Revenue internal                            $         -           $         -         $        -       $          -
Segment profit (loss)                       $  (590,921)          $  (319,427)        $ (562,306)      $ (1,472,654)
Segment assets                              $ 1,902,692           $ 4,261,795         $  430,091       $  6,594,578


Reconciliation  of  segment  revenues,   net  income,  total  assets  and  other
significant items for the nine and three months ended September 30, 2002 are as follows:

                                                      9 months ended         3 months ended
                                                       September 30,          September 30,
                                                           2002                   2002
Revenues
Total revenues for reportable segments                     $  5,725,880          $ 2,168,879
Other revenues                                             $          -          $         -
                                                  ----------------------  -------------------

Total consolidated revenues                                $  5,725,880          $ 2,168,879
                                                  ======================  ===================

Loss
Total revenues for reportable segments                     $   (910,348)         $  (494,931)
Other Profit or loss                                       $   (562,306)         $  (255,498)
                                                  ----------------------  -------------------

Total consolidated loss                                    $ (1,472,654)         $  (750,429)
                                                  ======================  ===================


                                                    At September 30,
                                                          2002
Assets
Total assets for reportable segments                       $  6,164,487
Other assets                                               $    866,292
Elimination of intersegment assets                         $   (436,202)
                                                  ----------------------

Total consolidated assets                                  $  6,594,577
                                                  ======================


                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, ability to generate sufficient cash flow or secure additional sources of financing, collectability of project payments, future customer revenue, variability of quarterly operating results, completion of remaining contracts, attraction and retention of employees and key management personnel, political and economic uncertainty and other competitive factors. Additionally, there can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the Cautionary Statements") are disclosed in the annual report filed on Form 10-KSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

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

Mining controls 15 claims on approximately 300 acres in the historical Emery Mining District in Montana. It also owns a 200-ton per day floatation mill on site. Companies such as Exxon Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to the efforts of MPM Mining have conducted extensive exploration in the area. In 1998, the Board of Directors decided to dispose of the mining properties. In early 2002, the Board of Directors decided to hold the properties as an investment.

HES and AirPol are active continuing concerns. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine and three months ended September 30, 2003 and 2002 include the operations of HES, AirPol, Nupower and MPM.

MPM's consolidated net loss for the nine months ended September 30, 2003 was $1,208,119 or $0.40 per share compared to net loss of $1,472,654, or $0.49 per share for the nine months ended September 30, 2002.

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

Requests for proposals have dramatically increased over the past two quarters. Total active proposals are over $30 million. It is expected that a number of these proposals will close during the first two quarters of 2004. However, there are no assurances that the company will be successful in securing a sufficient amount of new work.

Nine and three months ended 9/30/03 compared to nine and three months ended 9/30/02
--------------------------------------------------------------------------------
For the nine months ended 9/30/03, MPM had a net loss of $1,208,119, or $0.40 per share compared to net loss of $1,472,654, or $0.49 per share for the nine months ended 9/30/02. Revenues decreased 33.2% to $3,827,035 for the nine months ended 9/30/03 compared to $5,725,880 for the nine months ended 9/30/02.

Costs of sales decreased 33.2% to $2,976,281 for the nine months ended 9/30/03 compared to $4,458,292 for the nine months ended 9/30/02. This corresponded to the decreases in revenues. Operating expenses decreased 8.3% to $2,427,840 for the nine months ended 9/30/03 compared to $2,647,859 for the nine months ended 9/30/02.

For the three months ended 9/30/03, MPM had a net loss of $316,134, or $0.10 per share compared to a net loss of $750,429, or $0.25 per share for the three months ended 9/30/02. Revenues decreased 57.6% to $919,232 for the three months ended 9/30/03 compared to $2,168,879 for the three months ended 9/30/02. Costs of sales decreased 44.0% to $941,868 for the three months ended 9/30/03 compared to $1,680,891 for the three months ended 9/30/02 due to the decreases in revenues. Operating expenses decreased 49.8% to $601,014 for the three months ended 9/30/03 compared to $1,198,225 for the three months ended 9/30/02 representing significant expense cuts throughout the company.

Financial Condition and Liquidity
---------------------------------

For the nine months-ended 9/30/03, the Company relied principally on cash loans from an insurance company to fund the operations. Current cash position, cash from continuing operations and the Company's borrowing power are believed to be adequate to fund MPM's subsidiary operations for the foreseeable future. While Management anticipates securing additional financing from a private financing source, there is no assurance of this or that the Company will achieve profitable operations.

Working capital at 9/30/03 was negative $5,262,143. Accordingly, MPM is continuing to seek sources of capital such as private placements, stock offerings and other financing alternatives.

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

No reports on Form 8-K were filed for the quarter ended 9/30/03.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MPM Technologies, Inc.


                November 19, 2003                    /s/ Michael J. Luciano
                -----------------                    ----------------------
                  (date)                             Michael J. Luciano
                                                     Chairman & CEO