Form 10KSB
period 2003-12-31
MPM TECHNOLOGIES INC
filed 2004-04-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its Charter)

         WASHINGTON                                   81-0436060
-------------------------------          ---------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $ 3,119,212

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $0.30 at which the common equity was sold as of April 1, 2004 was $291,578.

The number of shares outstanding of the registrant's common stock as of April 1, 2004 was 3,183,064. Transitional Small Business Disclosure Format Yes __ No X






PART  I

Item 1.  Business

MPM Technologies, Inc. ("MPM" or "the Company") has four wholly-owned subsidiaries: Huntington Environmental Systems, Inc. ("HES"), AirPol, Inc.
("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining ("Mining"). MPM was incorporated in 1983. For the year ended December 31, 2003, HES and AirPol were the only revenue generating entities.

On March 9, 2004, a petition was filed by MPM management for HES in court under Chapter 7 of the U.S. Bankruptcy Code. Management determined that it was in the best interests of the Company to take this action for the proper disposition of the assets and liabilities of HES.

AirPol continues to operate in the air pollution control industry. It sells air pollution control systems to Fortune 500 and other large industrial companies. MPM continues its efforts in the development of a waste-to-energy process known as "Skygas". These efforts are largely through MPM's participation in Nupower Partnership in which MPM has a 58.21% interest through its ownership of Nupower. Mining operations were discontinued several years ago. MPM's Board of Directors had originally decided to sell the mining properties and the related buildings and equipment. Currently, the Board has instructed management to continue to hold the properties as an investment.

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

As noted above, on March 9, 2004, a petition was filed for HES in court under Chapter 7 of the U.S. Bankruptcy Code.

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

With the increase in the precious metals market, management has hired a team of geologists to study and reestablish claims on the company's mining assets. This will include the relocation of unpatented claims, research on closed circuit recovery methods and an investigation of the profitability of recovery of low grade gold from old mine dump piles.

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

MPM's reportable segments are business units that offer different products. The reportable segments are each managed separately because they design and engineer distinct products with different applications in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. For the years ended December 31, 2003 and 2002, the Company operated in two segments. Data for segment reporting is shown in the notes to the consolidated financial statements in Item 16.

BACKLOG

MPM had a backlog of orders and work in progress at AirPol aggregating approximately $1,200,000 at December 31, 2003. It is anticipated that operations will consume these backorders during 2004. There is currently no other backlog of orders for any of MPM's other businesses.

WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place during 2004.

COMPETITIVE CONDITIONS

AirPol operates in extremely competitive environments. There are a number of potential competitors for every job the companies bid on. The number of bidders ranges from two or three to as many as seven or eight depending on the potential customer and the work to be performed. The parts and service side of the business tends to be somewhat less competitive since the parts and service work are generally for units that have previously been sold and/or installed by the companies.

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

SEASONAL VARIATIONS

The impact of seasonal changes is minimal on the air pollution control business of AirPol. There may be some limitations on the installation of the air pollution control units when the weather is more severe in the winter months in those areas of the world where the weather is significantly colder in that season. There have been, however, no discernible variations to date to indicate that the business is subject to seasonal variations.

There are currently no seasonal influences on the ongoing development of the Skygas process. It is also not expected that there will be any seasonal variations when the Skygas units are produced.

EMPLOYEES

At December 31, 2003, MPM had three employees and there were seven employees at AirPol. MPM believes that its relations with its employees are good.

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

Item 3.  Legal Proceedings

The Company filed a petition in court for HES under Chapter 7 of the U.S. Bankruptcty Code on March 9, 2004. The disposition of the assets and liabilities of HES will be determined by the bankruptcy court.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

a)  Market Information

Until February 18, 2003, MPM's common stock traded on The Nasdaq SmallCap Market under the symbol MPML. On that date MPM common stock began trading on the OTC Bulletin Board under the same trading symbol. The following table shows quarterly high and low bid prices for 2003 and 2002 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

                                       High Bid          Low Bid
                                       --------          --------
2003
----
First Quarter                          $   .25           $   .18
Second Quarter                             .25               .15
Third Quarter                              .35               .21
Fourth Quarter                             .65               .22

2002
First Quarter                          $   3.93           $  2.80
Second Quarter                             2.90              1.07
Third Quarter                              1.11               .48
Fourth Quarter                              .70               .16

b) Holders

As of April 1, 2004, there were approximately 2,000 holders of record of the Registrant's common stock.

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

a)  Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed HES to operate this air pollution control business. The results of operations for the years ended December 31, 2003 and 2002 include the operations of HES and AirPol.

For the year ended December 31, 2003, MPM had consolidated revenues of $3,119,212. Consolidated revenues for 2002 were $8,005,634. MPM's net loss for the year was $3,961,318, or $1.27 per share. There were a number of significant adjustments made by the Company that contributed to the loss. Accounting errors resulting from a second quarter software conversion that were discovered at year end resulted in approximately $1,200,000 in adjustments. The Company experienced bad debt losses of approximately $532,000. Additionally, the Company accrued approximately $381,000 for possible losses resulting from lawsuits. Other asset valuations resulting from the bankruptcy of HES contributed another $200,000 to MPM's loss for the year. Revenues were hurt by the lack of enforcement of clean air laws. Air pollution control companies depend heavily on the enforcement of clean air laws.

MPM's management has been working on restructuring the Company. As part of the restructuring, the Company filed a petition in court for HES under Chapter 7 of the U.S. Bankruptcy Code. Management is considering further reductions in personnel, office space, and other cost saving changes. Other businesses are being evaluated to consider moving the Company's business toward other more profitable ventures. There have been significant consolidations in the air pollution control industry in the past few years. MPM management's short term goal is to operate a lean, profitable company.


2003 COMPARED TO 2002

Revenues  decreased  $4,886,422  (49%) from  $8,005,634 in 2002 to $3,119,212 in
2003. The net loss for 2003 was $3,961,318 or $1.27 per share compared to $3,897,927 or $1.29 per share in 2002.

Selling, general and administrative expenses decreased $1,187,396 (25%) from $4,808,360 in 2002 to $3,620,964 in 2003. This was due largely to cost savings related to personnel reductions.

LIQUIDITY AND CAPITAL RESOURCES

During 2003, funds for operations were provided principally by loans from an insurance company and loans from an officer/director. Current cash reserves and continuing operations of HES and AirPol are not believed to be adequate to fund MPM's and its subsidiaries operations for the foreseeable future. MPM has contracted with an insurance company to arrange a financing package. Assets of an MPM director collaterialize this financing. MPM management is also considering alternative sources of capital such as private placements, other stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM's consolidated statements of cash flows:

                                                         Year ended
                                                         December 31,
                                                         ------------

                                                             2003                   2002
                                                             ----                   ----

  Net cash used in operating activities                  $(3,472,804)           $(1,930,406)

  Net cash used in investing activities                             -              (325,447)

  Net cash provided by financing activities                 3,468,755              1,667,614

  Net decrease increase in cash and cash equivalents     $    (4,049)           $  (588,239)

The net cash used in operating activities in 2003 and 2002 was due primarily to net losses, and to decreases in billings in excess of costs and estimated earnings on jobs in progress. This was due mainly to the decreased activity level at AirPol and HES during 2003 and 2002.

The net cash used in investing activities of $325,447 in 2002 was entirely due to acquisitions of property and equipment.

The net cash provided by financing activities in 2003 of $3,468,755 was due to loans from an insurance company and borrowings from related parties. The net cash provided by financing activities in 2002 of $1,667,614 was due to a loan from an officer/director, notes payable proceeds and to the exercise of stock options during the year.

Management believes its present sources of working capital are sufficient for both its short and long-term purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Pronouncements

Standards Implemented

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.
This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44,
Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This
statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this statement did not have a significant impact on the Company's results of operations of financial position.

In April 2003, the FASB issued SFAS Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is did not have a significant impact on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, AirPol passes increased costs on to its customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 2003 was negligible.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants........F-2

Consolidated Balance Sheet as of December 31, 2003........F-3

Consolidated Statements of Operations for the years ended
 December 31, 2003 and 2002...............................F-4

Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 2003 and 2002...................F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 2003 and 2002...............................F-6 to F-7

Summary of Accounting Policies............................F-8 to F-11

Notes to Consolidated Financial Statements................F-12 to F-21

                          Independent Auditors' Report


To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended, December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate any significant revenues and has a working capital deficiency of $7,263,584 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Bridgewater, New Jersey
April 8, 2004

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS


Current assets:
   Cash and cash equivalents                       $            8,843
   Accounts receivable, less allowance for
    doubtful accounts of $15,047 (Notes 10 and 13)            306,546
   Costs and estimated earnings in excess of
    billings (Notes 1 and 2)                                   82,250
   Other current assets                                        50,742
                                                    ------------------
          Total current assets                                448,381
                                                    ------------------

Property, plant and equipment (Notes1 and 4)                  929,775
Mineral property held for investment (Note 11)              1,070,368
Prepaid royalty (Note 12)                                     273,000
Purchased intangible, net of accumulated
 amortization of $405,000 (Note 14)                           270,000
Investments - at equity (Note 3)                              106,782
Other assets, net                                             101,277
                                                    ------------------
                                                   $        3,199,583
                                                    ==================

                 LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Accounts payable (Note 1)                       $        3,447,347
   Accrued expenses (Note 1)                                  678,204
   Billings in excess of costs and estimated
    earnings (Notes 1 and 2)                                  154,063
   Related party debt (Note 6)                              2,625,269
   Current portion of long-term debt (Note 5)                 807,082
                                                    ------------------
          Total current liabilities                         7,711,965

   Notes payable (Note 5)                                   2,769,790
   Long-term debt, less current portion (Note 5)              186,595
                                                    ------------------
          Total liabilities                                10,668,350
                                                    ------------------
Commitments and contingencies (Notes 7)
Stockholders' equity (Note 9):
   Common stock, $0.001 par value; 100,000,000
    shares authorized; 3,183,064 shares issued and
    outstanding                                                 3,183
   Additional paid-in capital                              11,313,019
   Accumulated deficit                                    (18,784,969)
                                                    ------------------
          Total stockholders' equity                       (7,468,767)
                                                    ------------------
                                                   $        3,199,583
                                                    ==================

See notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended December 31,
                                                                                      -----------------------------------
                                                                                          2003                 2002
                                                                                      --------------       --------------

Revenues (Notes 2 and 15).......................................................   $     3,119,212      $     8,005,634
Cost of sales...................................................................        (2,782,165)          (5,932,306)
                                                                                      --------------       --------------
Gross margin....................................................................           337,047            2,073,328
Selling, general and administrative expenses....................................        (3,620,964)          (4,808,360)
Impairment loss on intangible asset.............................................                (-)           (514,000)
                                                                                      --------------       --------------
Loss from operations............................................................        (3,283,917)          (3,249,032)
                                                                                      --------------       --------------
Other income (expense):
   Provision for pending lawsuit settlement (Note 7)............................          (308,546)            (294,143)
   Gain on settlement ..........................................................           160,348                    -
   Interest expense (Note 6)....................................................          (562,398)            (384,819)
   Equity in earnings (loss) of unconsolidated jointly owned company............          (66,272)               21,198

   Other income (expense), net..................................................            99,467                8,869
                                                                                      --------------       --------------
Net other expense...............................................................          (677,401)            (648,895)
                                                                                      --------------       --------------
Net loss                                                                           $    (3,961,318)     $    (3,897,927)
                                                                                      ==============       ==============

Loss per share - basic and diluted:                                                $         (1.27)     $         (1.29)
Weighted average shares of common stock outstanding -
   basic and diluted............................................................         3,107,807            3,021,040
                                                                                      ==============       ==============

See notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock     Additional                      Total
                                     -------------------   Paid-In   Accumulated     Stockholders'
                                       Shares    Amount    Capital     Deficit          Equity
                                     ---------- -------- ----------- ------------    -------------

Balance, January 1, 2002             3,011,917 $  3,012 $11,254,939 $(10,925,724)   $     332,227


Sale of common stock pursuant to
 Regulation S under the Securities
 Act of 1933                                 -        -       2,219            -            2,219

Common stock issued on exercise of
 stock options                          10,000       10       8,990            -            9,000



Net loss                                     -        -           -   (3,897,927)      (3,897,927)
                                     ---------- -------- ----------- ------------    -------------

Balance, December 31, 2002           3,021,917    3,022  11,266,148  (14,823,651       (3,554,481)

Common stock issued as
 compensationoptions                   161,147      161      46,871            -           47,032

Net loss                                     -        -           -   (3,961,318)      (3,961,318)
                                     ---------- -------- ----------- ------------    -------------

Balance, December 31, 2003           3,183,064 $  3,183 $11,313,019 $(18,784,969)   $  (7,468,767)
                                     ========== ======== =========== ============    =============




See notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                    ----------------------------------
                                                                                        2003                 2002
                                                                                    -------------        -------------

Cash flows from operating activities:
   Net loss.....................................................................  $   (3,961,318 )     $   (3,897,927 )
   Adjustments to reconcile net loss to net cash
    (used in) operating activities:
     Depreciation and amortization..............................................         360,730              215,382
     Stock based compensation...................................................          47,032                    -
     Loss on disposition of fixed assets........................................         172,602                    -
     Interest imputed on related party debt.....................................               -                2,210
     Impairment loss on intangible assets.......................................               -              514,000
     Loss on minority owned joint venture.......................................          66,272                    -
     Loss on write-off of leasehold improvements due to terminated lease                  12,980                    -
     Change in assets and liabilities:
         Accounts receivable....................................................       1,093,407              675,446
         Costs and estimated earnings in excess of billings.....................         408,641              404,546
         Inventories............................................................          29,604                8,255
         Other assets...........................................................          16,887              239,255
         Accounts payable and accrued expenses..................................     (1,813,439)              489,588
         Billings in excess of costs and estimated earnings.....................          93,798             (581,170 )
                                                                                    -------------        -------------
Net cash (used in) operating activities.........................................      (3,472,804 )         (1,930,406 )
                                                                                    -------------        -------------

Cash flows from investing activities:
     Acquisition of property, plant and equipment...............................               -             (325,447 )
                                                                                    -------------        -------------
Net cash (used in) investing activities.........................................               -             (325,447 )
                                                                                    -------------        -------------

Cash flows from financing activities:
   Stock issued for cash........................................................               -                9,000
   Borrowings from related                                                               310,312            1,508,614
      parties...............................................................
   Proceeds from long-term debt.................................................       3,021,090              150,000
                                                                                    -------------        -------------
Net cash provided by financing activities.......................................       3,468,755            1,667,614
                                                                                    -------------        -------------

Net (decrease) in cash and cash equivalents.....................................          (4,049 )          (588,239)
Cash and cash equivalents, beginning of year....................................          12,892              601,131
                                                                                    -------------        -------------
Cash and cash equivalents, end of year..........................................  $        8,843       $       12,892
                                                                                      =============        =============



See notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                    ----------------------------------
                                                                                        2003                 2002
                                                                                    -------------        -------------
Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
    Interest....................................................................  $        3,679       $        6,651


See notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                         SUMMARY OF ACCOUNTING POLICIES
                         ------------------------------

Operations, Principles of Consolidation and Basis of Presentation

MPM Technologies, Inc. (the Company) was incorporated as Okanogan Development, Inc. on July 18, 1983, under the laws of the State of Washington. It was formed primarily for the purpose of investing in real estate and interests in real estate. On April 25, 1985, the Company combined with MADD Exploration (MADD), a Montana partnership, and changed its name to Montana Precision Mining, Ltd. In August 1995, the Company changed its name to MPM Technologies, Inc. As a result of the combination with MADD, the Company acquired mining properties located in Powell County, Montana. The Company is not currently engaged in exploration or developmental mining activities in regard to these properties. (See Note 11.)

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

SkyGas, an 85% directly and indirectly owned joint venture, was formed in 1990 for the purpose of commercializing the SkyGas technology, which is a disposal/gasification process that converts solid and semi-solid wastes into clean, medium BTU syntheses gas. As of December 31, 2003 and 2002, participants and interests owned in the SkyGas venture included: NuPower (a 58.21% owned subsidiary of the Company), 70%, MPM Technologies, Inc., 15%, and USF Smogless of Milan, Italy (a subsidiary of United States Filter Corporation which also owns shares of the Company totaling 6.83% of the common stock outstanding), 15%.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2003, the Company has a working capital deficiency, an accumulated deficit, and has not been able to generate any significant revenues. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company plans to raise additional capital in the future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                         SUMMARY OF ACCOUNTING POLICIES
                         ------------------------------


Revenue Recognition

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 2003 and 2002, no amounts were recognized for estimated contract losses.

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

Purchased Intangible

Purchased intangible represents patents and licensing rights and is being amortized on a straight-line basis over its estimated period of future benefit of ten years. The Company periodically evaluates the recoverability of purchased intangible. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the purchased intangible from expected future operating cash flows on an undiscounted basis.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                         SUMMARY OF ACCOUNTING POLICIES
                         ------------------------------

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $18,071 and $26,464 for the years ended December 31, 2003 and 2002, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. The Company places its cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet as of December 31, 2003 for cash equivalents, investments, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                         SUMMARY OF ACCOUNTING POLICIES
                         ------------------------------

Warranty Reserve

The Company warranties its pollution control units for defects in design, materials, and workmanship generally for a period of 18 months from date sold or 12 months from date placed in service. Provision for estimated warranty costs is recorded upon completion of the project and periodically adjusted to reflect actual experience.

Earnings Per Share

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the weighted average number of shares actually outstanding during the period. Diluted earnings per share reflect the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 2003 and 2002, outstanding options to purchase 1,864,508 and 1,451,258 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive. As the Company's stock options are antidilutive, basic and diluted earnings per share are the same for all periods presented.

Reclassifications

Certain  amounts  in  the  2002  consolidated  financial  statements  have  been
reclassified   to  conform  to  the  2003   consolidated   financial   statement
presentation.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

2.       Costs and Estimated Earnings on Contracts in Progress

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of December 31, 2003.


Costs incurred on contracts in progress............$    7,733,421
Estimated earnings.................................     3,021,326
                                                     -------------
                                                       10,754,757
Less billings to date..............................    10,826,570
                                                     -------------
                                                   $     (71,813)
                                                     =============


The above accounts are shown in the accompanying consolidated balance sheets under these captions at December 31, 2003.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Costs and estimated earnings in excess
 of billings............................ $   82,250
Billings in excess of costs and
 estimated earnings.....................   (154,063 )
                                          ----------
                                         $  (71,813 )
                                          ==========

3.       Investments at Equity

Investments in unconsolidated jointly owned companies in which the company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

At December 31, 2003 the Company's investment carried at equity consists of a 40% ownership in Sunic-AirPol, Inc. As a result of this investment, the Company recognized $66,272 of loss for the year ended December 31, 2003 and $21,198 of income for the year ended December 31, 2002.

4.       Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2003:

      Equipment........................................ $    1,506,639
      Furniture and fixtures...........................         31,008
      Leasehold improvements...........................              -
                                                          -------------
                                                             1,537,647
      Less accumulated depreciation....................        607,872
                                                          -------------
                                                        $      929,775
                                                          =============

Depreciation expense charged to operations was $293,230 and $215,382 in 2003 and 2002, respectively.

5.       Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matures on December 1, 2005. As of December 31, 2003, the Company has $2,769,790 of advances outstanding under the agreement.

In conjunction with the Company's acquisition of HES (See Note 1), the Company assumed a long-term obligation totaling $1,200,000, which is payable in sixteen annual installments of $75,000. As there was no stated interest rate on the obligation, an imputed interest rate of 9%, which represented the Company's estimated borrowing rate, was utilized. The payments due in 2003, 2002, 2001, 2000, 1999 and 1998 have not been made, as the Company believes the note holder has breached the agreement. Under the terms of the agreement, non-payment does not result in the debt being callable. At December 31, 2003, the carrying value of the obligation, net of discount, was $993,677 plus accrued interest. At December 31, 2003, current amounts owed under this obligation are $807,082.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

6.       Related Party Debt

Related party debt consists of advances received from various directors and related parties. At December 31, 2003, amounts owed these related parties totaled $2,625,269 due on demand.

In 2002, certain of the related party creditors voluntarily agreed to terminate their current and future right to interest payments. As such, interest expense of $2,219 has been imputed on this debt at 10% for 2002 with a corresponding offset to additional paid-in capital.

7.       Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2008. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are as follows:

Year Ending December 31,                                   Amount
------------------------------------------------------  ------------


    2004.............................................. $    170,805
    2005..............................................      169,776
    2006..............................................      169,776
    2007..............................................      169,776
    Thereafter........................................       28,296
                                                        ------------
                                                       $    708,429
                                                        ============

Rent expense for the years ended December 31, 2003 and 2002 was $200,393 and $315,954, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through April 2007. The agreement may be terminated by the Company at any time.

The Company is a defendant in various lawsuits, some of which seek substantial monetary damages. The lawsuits include those brought against the Company for breach of contract. The estimated losses as a result of the lawsuits total $308,546 and is recorded as a charge to income on the consolidated statement of operations.

8.       Income Taxes

As of December 31, 2003 the significant components of the Company's net deferred tax asset is as follows:


Net operating loss carryforward.............            $ 3,944,000
Differences between book and tax
 depreciation...............................                220,000
Goodwill and purchase asset adjustments.....                 10,000
Writedown of mineral properties.............                136,000
Other.......................................                 40,000
                                                         -----------
                                                          4,350,000
Less: valuation allowance...................              4,350,000
                                                         -----------

                                                        $         -
                                                         ===========

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2003.

At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes totaling approximately $11.6 million that expire in the years 2004 through 2023. At December 2003, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $8.0 million that expire in the years 2004 through 2023.


9.       Stockholders' Equity

Stock Option Plan

On May 22, 1989, the shareholders of the Company voted to approve a stock option plan (the Plan) for selected key employees, officers and directors of the Company. The Plan is administered by a Compensation Committee of the Board of Directors (the "Committee") consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the Plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the Committee relating to the Plan. Under the Plan, a maximum of 236,667 shares were approved to be granted, which in 2003 and 2002, was increased by 300,000 and 300,000, respectively. Generally, the Plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchase price will be paid in full on the date of purchase.

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                  Weighted
                                                                   Average
                                                                   Option
                                                   Options          Price
                                                 ------------    ------------


Outstanding at December 31, 2001................   1,411,258   $        2.11
Granted.........................................      50,000            0.60
Exercised.......................................     (10,000.)         (0.90 )
Expired.........................................           -               -
                                                 ------------    ------------

Outstanding at December 31, 2002................   1,451,258   $        2.05
                                                 ============    ============

Granted.........................................     413,250            0.22
Exercised.......................................           -               -
Expired.........................................           -               -
                                                 ------------    ------------

Outstanding at December 31, 2003................   1,864,508   $        1.83
                                                 ============    ============

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Proforma Information

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 105 percent in 2003 and 23 percent in 2002; risk-free interest rate of 4.27 percent in 2003 and 4.35 percent for 2002 and expected lives of ten years for 2003 and 2002. The weighted average fair value at date of grant for options granted to employees was $1.74 in 2003 and $2.07 per option for 2002. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for each of the two years in the period ended December 31, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:
                                                  2003           2002
                                               -----------    -----------

                                                Year Ended December 31,
                                               --------------------------
Net loss......................................
  As reported.................................$(3,961,318) $ (3,897,927 )
  Pro forma...................................$(4,043,968) $ (3,911,277 )

Loss per share................................
  As reported.................................$     (1.27) $      (1.29 )
  Pro forma.................................. $     (1.30) $      (1.29 )

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                        Options
                          Number               Weighted             Outstanding and
      Range of          Outstanding             Average           Exercisable Weighted
      Exercise        and Exercisable          Exercise            Average Remaining
       Prices           at 12/31/03              Price          Contractual Life (Years)
   ---------------   ------------------      --------------    ---------------------------

 $           0.22              413,250     $          0.22                9.8
 $   0.88 - $0.90              164,591     $          0.89                4.6
 $           2.00              710,000     $          2.00                7.4
 $           2.70              450,000     $          2.70                8.8
 $           3.00              126,667     $          3.00                7.5
                     ------------------                        ---------------------------

 $   0.22 - $3.00            1,864,508     $          1.74                8.0
                     ==================                        ===========================

10.      Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31, 2003.


        Balance, beginning of year.......................... $    1,608,000
        Charged to (deducted from) expense..................         15,047
        Write-offs, net of recoveries.......................    (1,608,000)
                                                               -------------
        Balance, end of year................................ $       15,047
                                                               =============

At December 31, 2003, management of the Company decided to provide for a large amount for accounts that were in dispute at that time. Management vigorously pursued all its legal and business options in collecting these receivables. Those receivables were deemed uncollectible and written off at December 31, 2003.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

11.      Mineral Properties

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. In 2001, the Board of Directors changed this plan to hold the mineral properties as an investment. Accordingly, the Company has classified these assets as mineral properties held for investment in its balance sheet at December 31, 2003.

12.      Prepaid Royalty

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the SkyGas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has recharacterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment. The balance at December 31, 2003 was $273,000.

13.      Related Party Transactions

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 2003 and 2002 of $53,416 and $61,776, respectively.

As of December 31, 2003 and 2002, a business owned by the Company's President owed the Company $19,614 from the sale of certain equipment. This amount is included in accounts receivable.

14.      Purchased Intangible

In 1996, the Company issued 133,333 shares of its common stock to acquire an additional 15% interest in the SkyGas venture. The transaction was recorded at $675,000 based on the then-fair value of the shares issued. In accordance with FASB Technical Bulletin No. 84-1, the Company recorded an intangible asset representing the additional interest purchased in SkyGas's patent and licensing rights.

16.   Subsequent Event

     On  March  9,  2004,  MPM  management   filed  a  petition  for  Huntington
     Environmental Systems, Inc. (HES) in court under Chapter 7 of the U.S. Bankruptcy Code.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------


Item 8. Changes in and disagreements with accountants on Accounting and Financial Disclosure.

Not applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

a)  Identification of Directors
                                                                FIRST ELECTED
      NAME                    AGE      POSITION                 DIRECTOR
------------------------------------------------------------------------
Richard E. Appleby            64        Director                4/25/1985
Glen Hjort                    51        Director                2/16/1998
Frank E. Hsu                  58        Director                6/24/2002
Richard Kao                   63        Director                6/28/1999
Michael J. Luciano            50        Director                2/16/1998
L. Craig Cary Smith           54        Director                4/25/1985
Daniel D. Smozanek            78        Director                4/25/1985

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b)  Identification of Executive Officers.

      NAME                   AGE       POSITION                  OFFICER SINCE
------------------------------------------------------------------------------
Richard E. Appleby            64        Vice President               4/25/1985
Glen Hjort                    51        Chief Financial Officer      6/28/1999
Frank E. Hsu                  58        Chief Operating Officer      6/24/2002
Robert D. Little              54        Secretary                    1/03/1991
Michael J. Luciano            50        Chairman & CEO               2/16/1998
Daniel D. Smozanek            78        Treasurer                    4/25/1985

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c)   Identification of Certain Significant Employees.

As of December 31, 2003, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

d)   Family Relations

Michael J. Luciano, Chairman of the Board of Directors and Chief Executive Officer is the nephew of Richard E. Appleby, Vice President and Director. There are no other family relationships, whether by blood, marriage, or adoption, between any executives and/or directors.

e)  Business Experience

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

Background

Michael J. Luciano was elected Chairman and Chief Executive Officer in 1999. In 1998, he was named Senior Vice President and elected a director. His continuing responsibilities in addition to overall company anagement include negotiating ventures and business opportunities in the U.S., Europe, Asia, and Africa. Mr. Luciano was a co-owner of Morris County Sanitation Services, Inc. in East Hanover, New Jersey where he was responsible for acquisitions, governmental regulatory permitting and compliance. He is also the owner of MJL & ssociates involved in consulting services specializing in solid waste facilities, permitting, construction and operations. Mr. Luciano resides in Mt. Arlington, New Jersey.

Glen Hjort was elected Chief Financial Officer in 1999 and has been a Director since 1998. Mr. Hjort is a certified public accountant with over twenty five years experience providing services to numerous corporate clients in a wide variety of industries. Mr. Hjort resides in Palatine, Illinois.

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

Robert D. Little is Secretary of the Company. He is a graduate of Central Washington University with a Bachelor of Arts Degree in Sociology; graduate studies at the University of Washington in Education and earned his Teacher Certification at Seattle University. From 1985 to the present, Mr. Little as been Manager for MPM and became Secretary of MPM in 1991. Mr. Little is the owner of R.D. Little Company which specializes in assisting small public companies with shareholder and investor relations from 1985 to the present. Mr. Little resides in Spokane, Washington.

L. Craig Cary Smith has been a Director since 1985. Mr. Smith graduated from Gonzaga Law School in 1981 and was admitted to the Washington State Bar that same year. From 1981 to the present, Mr. Smith has been a partner in general practice at Smith Hemingway Anderson P.S. in Spokane, Washington. Mr. Smith resides in Spokane, Washington.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

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

Summary Compensation Table
--------------------------

                                        Annual Compensation
Name and
Principal
Position  Year Salary  Bonus(s)  Compensation  Awards(s)($)SARs($)Payout(s)($) Compensation
-------------------------------------------------------------------------------------------

Michael J.
Luciano    2003                        $300,000
CEO        2002                        $300,000

Robert D.
Little     2003                        $53,416
Secretary  2002                        $61,776

(1) MPM contracts with Mr. Little for its shareholder relations services. Expenses related to this were $53,416 and $61,776 for 2003 and 2002, respectively.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

Option Grants In 2003 Fiscal Year Individual Grants Individual Grants
---------------------------------------------------------------------

                                                             Market
                        % of Total                         Price on
            Options   Options Granted      Exercise or     Date of    Expiration
Name        Granted    In Fiscal Year      Base Price      Grant            Date
--------------------------------------------------------------------------------
Frank E.
Hsu         90,000              30.0%           $0.22         $0.22      9/16/13

Robert D.
Little      65,000              22.6%            0.22          0.22      9/16/13

Michael J.
Luciano     100,000             33.3%            0.22          0.22      9/16/13

L. Craig
Cary Smith  45,000              15.0%            0.22          0.22      9/16/13


Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2003 Option/SAR Values
----------------------------------------------------------------------------------

                                                       Number of
                                                       Securities         Value of
                                                       Underlying         Unexercised
                                                       Unexercised        In-The-Money
                                                       Options/SARs       Options/SARs
                        Shares                         At FY-End (#)      At FY-End
                        Acquired         Value         Exercisable/       Exercisable/
Name                   On Exercise     Realized ($)    Unexercisable      Unexercisable
---------------------------------------------------------------------------------------
Michael J. Luciano        None         621,890         $404,229           Exercisable

L. Craig Cary Smith       None         245,389         $159,503           Exercisable

Robert D. Little          None         260,223         $169,145           Exercisable

Glen Hjort                None         90,000          $  58,500          Exercisable

Frank E. Hsu              None         140,000         $  91,000          Exercisable

Richard E. Appleby        None         38,000          $  24,700          Exercisable

Daniel D. Smozanek        None         8,000           $    5,200         Exercisable

a) Current Remuneration.

Except as noted above, none of the officers or directors is compensated for their services as an officer or director. Each is reimbursed for out-of-pocket expenses incurred on MPM business.

b) Proposed Remuneration.

It is not contemplated that any other salaries will be paid unless, and until such time as, MPM may require full time commitments from any officer or director. MPM's officers and directors are committed to the long-term success of the Company, and have, accordingly, weighted heavily any benefits received in the form of stock and stock options.

c) Incentive and Compensation Plans and Arrangements.

MPM has no retirement, profit sharing, pension, or insurance plans covering its officers and directors. No advances have been made, nor are any contemplated, by MPM to any of its officers or directors.

The shareholders of MPM, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of MPM. The purpose of the option plan is to promote the interests of MPM and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in MPM's business and an increased personal interest in this continued success and progress. At the Annual Meeting of Shareholders held on June 26, 2003, the shareholders approved an amendment to the stock option plan therefore increasing the number of shares in the plan by 300,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

Except as noted in part b. below, no person or group was known by the Registrant except as noted below to own more than five percent (5%) of its common stock at December 31, 2003.

b) Security Ownership of Management as of April 1, 2004.

The following table sets forth, as of April 1, 2004 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

Title of  Name of              Amount and Nature of      Percent
 Class    Beneficial Owner     Beneficial Ownership [1]  of Class
 -----    ----------------     --------------------      --------
Common    Michael J. Luciano   973,910  [2]                 21.71
Common    Robert D. Little     267,966                       5.97
Common    L. Craig Cary Smith  246,724                       5.50
Common    Richard E. Appleby   221,155                       4.93
Common    Frank E. Hsu         176,404                       3.93
Common    Daniel D. Smozanek   160,257                       3.57
Common    Glen Hjort           101,833                       2.27
Common    Richard Kao          64,222                        1.43
Common    As A Group           2,211,136                    49.30

[1] Includes options available for exercise aggregating 1,403,502 shares for the entire group.

[2] Does not include 396,509 shares (8.84%) of the Company's outstanding shares including options available for exercise owned by a trust for which Mr. Luciano is the Trustee.

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

At December 31, 2003 and 2002, Richard Appleby was owed $189,000 pursuant to unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of the company owns R.D. Little Co. For the years ended December 31, 2003 and 2002, MPM paid $53,416 and $61,776 for these services, respectively..

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

(B)  Reports on Form 8-K

        None

                     MPM TECHNOLOGIES, INC. AND SUBSIDARIES
                     --------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


MPM Technologies, Inc.

         By: /s/ Michael J. Luciano
             ----------------------

         Title: Chariman and Chief Executive Officer
                ------------------------------------

         Date: April 14, 2004


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Michael J. Luciano                      /s/ Glen Hjort
----------------------                      --------------
Michael J. Luciano                          Glen Hjort
Chairman & Chief Executive Officer          Chief Financial Officer & Director
Dated:  April 14, 2004                      Dated:  April 14, 2004


/s/ Frank E. Hsu                            /s/ Daniel D. Smozanek
----------------                            ----------------------
Frank E. Hsu                                Daniel D. Smozanek
Chief Operating Officer & Director          Treasurer & Director
Dated:  April 14, 2004                      Dated:  April 14, 2004


/s/ Richard E. Appleby                      /s/ L. Craig Cary Smith
----------------------                      -----------------------
Richard E. Appleby                          L. Craig Cary Smith
Vice President & Director                   Director
Dated:  April 14, 2004                      Dated:  April 14, 2004


/s/ Richard Kao
---------------
Richard Kao
Director
Dated:   April 14, 2004

                     MPM TECHNOLOGIES, INC. AND SUBSIDARIES
                     --------------------------------------

                                  CERTIFICATION


I, Michael J. Luciano, CHIEF EXECUTIVE OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.   I have reviewed this Form 10-KSB of MPM Technologies, Inc.

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



Date: April 14, 2004                                 /s Michael J. Luciano
--------------------                                 ----------------------
                                                     Chief Executive Officer
                                                     -----------------------

                     MPM TECHNOLOGIES, INC. AND SUBSIDARIES
                     --------------------------------------

                                  CERTIFICATION

I, Glen Hjort, CHIEF FINANCIAL OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.   I have reviewed this Form 10-KSB of MPM Technologies, Inc.

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



Date: April 14, 2004                                 /s Glen Hjort
                                                     -----------------------
                                                     Chief Financial Officer