Form 10KSB/A
period 2003-12-31
MPM TECHNOLOGIES INC
filed 2004-05-14
CIK 799268

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


The undersigned registrant hereby amends the following items, financial information, exhibits or other portions of its Annual Report on Form 10KSB for the fiscal year ended December 31, 2003, as set forth in the pages attached hereto:

1. Section 906

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MPM Technologies, Inc.
                                  (Registrant)


                           By: /s/ Michael J. Luciano
                               ----------------------
                               Michael J. Luciano

                         Title: Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of MPM Technologies, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael
J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the company.


/s/ Michael J. Luciano
-------------------------------
Michael J. Luciano
Chairman and Chief Executive Officer
May 14, 2004