Form 10QSB
period 2004-03-31
MPM TECHNOLOGIES INC
filed 2004-05-17
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                      For the quarter ended March 31, 2004
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

As of May 12, 2004, the registrant had outstanding 3,183,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Financial Statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           MARCH               DECEMBER
                                                                          31, 2004             31, 2003
                                                                      --------------------- -----------
                                                                       (UNAUDITED)
Current assets:
     Cash and cash equivalents                                        $       -                      $8,843
     Accounts receivable, net of allowance for doubtful accounts
       of $15,000                                                            456,759                306,546
     Costs and estimated earnings in excess of billings                       76,426                 82,250
     Other current assets                                                     24,148                 50,742
                                                                      ---------------       ----------------
                             Total current assets                            557,333                448,381
                                                                      ---------------       ----------------
     Property, plant and equipment, net                                      879,028                929,775
     Mineral properties held for sale                                      1,070,368              1,070,368
     Prepaid royalty                                                         273,000                273,000
     Purchased intangible, net of accumulated amortization of $421,875
       and $405,000                                                          253,125                270,000
     Investments at equity                                                   106,782                106,782
     Other assets, net                                                        96,277                101,277
                                                                      ---------------       ----------------
                                                                          $3,235,913             $3,199,583
                                                                      ===============       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $2,497,000             $3,447,347
     Accrued expenses                                                        859,773                678,204
     Billings in excess of costs and estimated earnings                      164,646                154,063
     Related party debt                                                    3,379,555              2,625,269
     Current portion of long-term debt                                       807,082                807,082
                                                                      ---------------       ----------------
                             Total current liabilities                     7,708,056              7,711,965
                                                                      ---------------       ----------------
     Notes payable                                                         2,872,336              2,769,790
     Long-term debt, less current portion                                    186,595                186,595
                                                                      ---------------       ----------------
                             Total liabilities                            10,766,987             10,668,350
                                                                      ---------------       ----------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 3,183,064 shares issued and outstanding                     3,183                  3,183
     Additional paid-in capital                                           11,313,019             11,313,019
     Accumulated deficit                                                (18,847,276)           (18,784,969)
                                                                      ---------------       ----------------
                             Total stockholders' equity                  (7,531,074)            (7,468,767)
                                                                      ---------------       ----------------
                                                                          $3,235,913             $3,199,583
                                                                      ===============       ================



                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                               Three Months Ended
                                                                                    March 31,
                                                                      --------------------------------------
                                                                              2004                 2003
                                                                      --------------------- ----------------

Revenues                                                                    $471,330               $668,081
Cost of sales                                                                142,556                789,347
                                                                      ---------------       ----------------
Gross margin                                                                 328,774              (121,266)
Selling, general and administrative expenses                                 607,641                657,315
                                                                      ---------------       ----------------
(Loss) from operations                                                     (278,867)              (778,581)
                                                                      ---------------       ----------------
Other income (expense):
      Gain on payables settlements                                           345,568                    -
      Interest expense                                                     (169,356)              (136,428)
      Miscellaneous                                                           40,348                 19,274
                                                                      ---------------       ----------------
Net other income (expense)                                                   216,560              (117,154)
                                                                      ---------------       ----------------
Net (loss)                                                                 ($62,307)             ($895,735)
                                                                      ===============       ================

Income per share - basic and diluted:
     Net (loss)                                                              ($0.02)                ($0.29)
                                                                      ===============       ================

Weighted average shares of common stock outstanding -
     basic                                                                 3,183,064              3,063,984
                                                                      ===============       ================

Weighted average shares of common stock outstanding -
     diluted                                                               5,037,072              4,228,172
                                                                      ===============       ================


                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              Three Months Ended
                                                                                    March 31,
                                                                      --------------------------------------
                                                                              2004                  2003
                                                                      --------------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                            ($62,307)             ($895,735)
     Adjustments to reconcile net income to net cash used in
          operating activities:
          Depreciation and amortization                                       67,622                 91,358
          Change in assets and liabilities:
              Accounts receivable                                          (150,213)                302,225
              Costs and estimated earnings in excess of billings               5,824                 61,656
              Inventories                                                        -                   (8,255)
              Other assets                                                    31,595                 24,221
              Accounts payable and accrued expenses                        (768,779)                296,876
              Billings in excess of costs and estimated earnings              10,583                298,217
                                                                      ---------------       ----------------
Net cash used in operating activities                                      (865,675)                170,563
                                                                      ---------------       ----------------
Cash flows from financing activities:
     Proceeds from related party debt                                        754,286                    -
     Repayment of related party debt                                             -                  (91,287)
     Proceeds from debt financing                                            102,546                    -
                                                                      ---------------       ----------------
Net cash provided by financing activities                                    856,832               (91,287)
                                                                      ---------------       ----------------
Net decrease in cash and cash equivalents                                    (8,843)                 79,276
Cash and cash equivalents, beginning of period                                 8,843                 12,892
                                                                      ---------------       ----------------
Cash and cash equivalents, end of period                                          $0                $92,168
                                                                      ===============       ================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
         Interest                                                           $   -                  $73,875
         Income taxes                                                       $   -                  $   -



                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2003. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three months ended March 31, 2004 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2003.


2.       Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Three Months Ended March 31, 2004


                                                                               Weighted-
                                                   Net                          Average                      Per-Share
                                                  Loss                          Shares                         Amount
                                                ------------                   ------------                  ------------
Basic EPS
Income available to common
  stockholders                                   $(62,307)                      3,183,064                     $(0.02)
Effect of Dilutive Securities
Common stock options                                  -                         1,854,008                        -
                                                ------------                   ------------                  ------------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                    $(62,307)                      5,037,072                     $ (0.02)
                                                ============                   ============                  ============



For the Three Months Ended March 31, 2003
                                                                               Weighted-
                                                   Net                          Average                       Per-Share
                                                  Loss                          Shares                         Amount
                                                ------------                   ------------                  ------------
Income available to common
  stockholders                                  $(895,735)                      3,063,984                       $(0.29)
Effect of Dilutive Securities
Common stock options                                  -                         1,164,188                          -
                                                ------------                   ------------                  ------------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                   $(895,735)                      4,228,172                       $ (0.29)
                                                ============                   ============                  ============


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

As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed Huntington Environmental Systems, Inc. ("HES") to operate this air pollution control business. HES designed, engineered, supplied and serviced high temperature and chemical air pollution control systems for Fortune 500 and other industrial and environmental companies. As further discussed below, HES management filed a petition under Chapter 7 of the United States Bankruptcy Code in court on March 7, 2004.

MPM holds a 58.21% interest in Nupower Partnership through its ownership of Nupower. No other operations were conducted through Nupower. Nupower Partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. Nupower Partnership owns 85% of the Skygas Venture. In addition to its ownership in the partnership, MPM separately owns 15% of the Venture.

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

AirPol is an active continuing concern. As noted above, and discussed below, HES filed a petition in federal Bankruptcy court on March 7,2004 under Chapter 7 of the U.S. Bankruptcy Code. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2004 and 2003 include the operations of HES, AirPol, Skygas and MPM.

MPM's consolidated net loss for the three months ended March 31, 2004 was $62,307 or $0.02 per share compared to net loss of $895,735, or $0.29 per share for the three months ended March 31, 2003.

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

MPM faces significant challenges, including, without limitation, the ability to generate or raise sufficient operating capital, and a difficult sales environment. Organizations in the United States are obligated to comply with environmental laws that reduce air pollution emissions. In view of, in our opinion, a perception of limited enforcement of environmental laws in general, companies that require or benefit from MPM's environmental technology and knowledge are not procuring or replacing equipment, or are delaying purchasing decisions.

Three months ended March 31, 2004 as compared to three months ended March 31,
2003
For the three months ended 3/31/04, MPM had a net loss of $62,307, or $0.02 per share compared to net loss of $895,735, or $0.29 per share for the three months ended 3/31/03. Revenues decreased 29.5% to $471,330 for the three months ended 3/31/04 compared to $668,081 for the three months ended 3/31/03.

Costs of sales decreased 81.9% to $142,556 for the three months ended March 31, 2004 as compared to $789,347 for the three months ended March 31, 2003. Operating expenses decreased 7.6% to $607,641 for the three months ended March 31, 2004 compared to $657,315 three months ended March 31, 2003.

The Company experienced some serious cost overruns on some jobs in the first quarter of 2003 which did not happen in 2004. During the first quarter of 2004, the Company was negotiating with many of its vendor/creditors in an attempt to settle outstanding accounts payable for something less than the face amounts of the invoices. The Company experienced some success, largely with the creditors of HES prior to its filing a Chapter 7 Bankruptcy petition on March 7, 2004. Gains on payables settlements were $345,568 for the first quarter of 2004.

The Company currently has a backlog of approximately $1.3 million. Management believes this backlog will be consumed during fiscal year 2004.

Financial Condition and Liquidity
For the three months ended March 31, 2004, the Company relied on loans from two officers/directors and loans from an insurance company to fund its operations. Working capital deficit at 3/31/04 was $7,150,723 compared to $7,263,584 at 12/31/03.

Management expects that MPM will significantly slow its losses and additional cash outflows for the balance of 2004. Additional restructuring and responsibility reassignments are planned for the second and third quarters. Management plans to be at break even by the end of the second quarter. There is no assurance that management will be successful in attaining thus goal.



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On March 7, 2004, management filed a petition on behalf of HES in federal court under Chapter 7 of the United States Bankruptcy Code. Prior to that, there were a number of legal actions against HES for nonpayment of outstanding amounts. The first meeting of creditors is scheduled for May 27, 2004.


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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On March 7, 2004, MPM management filed a petition in court for HES under Chapter 7 of the United States Bankruptcy Code.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MPM Technologies, Inc.


May 13, 2004                               /s/ Michael J. Luciano
------------                               ----------------------
      (date)                               Michael J. Luciano
                                           Chairman & CEO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /s/ Michael J. Luciano
Michael J. Luciano
Chairman and Chief Executive Officer
May 13, 2004

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


Date:  May 13, 2004                                  /s/ Michael J. Luciano
-------------------                                  ---------------------
                                                     Michael J. Luciano
                                                     Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

7. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

8. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003                                  /s/ Glen Hjort
-------------------                                  ---------------------------
                                                     Glen Hjort
                                                     Chief Financial Officer