Form 10QSB
period 2004-06-30
MPM TECHNOLOGIES INC
filed 2004-08-10
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                       For the quarter ended June 30, 2004
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         Washington                                             81-0436060
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

      199 Pomeroy Road.
        Parsippany, NJ                                             07054
--------------------------------                          ----------------------
   (Address of principal                                        (Zip Code)
     executive offices)



Issuer's telephone number, including area code:  973-428-5009


As of August 2, 2004, the registrant had outstanding 3,183,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Financial Statements follow on the next page.

                                 MPM TECHNOLOGIES, INC.
                                    AND SUBSIDIARIES




                                         ASSETS
                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2004             2003
                                                                             ------------     ------------
                                                                              (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                   $86,430           $8,843
     Accounts receivable, net of allowance for doubtful accounts
      of $15,000                                                                 347,321          306,546
     Costs and estimated earnings in excess of billings                           99,078           82,250
     Other current assets                                                         39,913           50,742
                                                                             ------------     ------------
                   Total current assets                                          572,742          448,381
                                                                             ------------     ------------
     Property, plant and equipment, net                                          828,319          929,775
     Mineral properties held for sale                                          1,070,368        1,070,368
     Prepaid royalty                                                             273,000          273,000
     Purchased intangible, net of accumulated amortization of $438,750
      and $405,000                                                               236,250          270,000
     Investments at equity                                                       106,782          106,782
     Other assets, net                                                            96,277          101,277
                                                                             ------------     ------------
                                                                              $3,183,738       $3,199,583
                                                                             ============     ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $2,584,108       $3,447,347
     Accrued expenses                                                            918,693          678,204
     Billings in excess of costs and estimated earnings                          242,326          154,063
     Related party debt                                                        3,661,684        2,625,269
     Current portion of long-term debt                                           807,082          807,082
                                                                             ------------     ------------
                   Total current liabilities                                   8,213,893        7,711,965
                                                                             ------------     ------------
     Notes payable                                                             2,963,895        2,769,790
     Long-term debt, less current portion                                        186,595          186,595
                                                                             ------------     ------------
                   Total liabilities                                          11,364,383       10,668,350
                                                                             ------------     ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no stated value, 10,000,000 shares
      authorized, no shares issued or outstanding
     Common stock, $.001 par value, 100,000,000 shares
      authorized, 3,183,064 shares issued and outstanding                          3,183            3,183
     Additional paid-in capital                                               11,313,019       11,313,019
     Accumulated deficit                                                     (19,496,847)     (18,784,969)
                                                                             ------------     ------------
                   Total stockholders' equity                                 (8,180,645)      (7,468,767)
                                                                             ------------     ------------
                                                                              $3,183,738       $3,199,583
                                                                             ============     ============


                                 MPM TECHNOLOGIES, INC.
                                    AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)
                                                                   Six Months Ended                Three Months Ended
                                                                        June 30,                         June 30,
                                                              ---------------------------      ---------------------------
                                                                 2004            2003             2004            2003
                                                              -----------     -----------      -----------    ------------
Revenues                                                        $959,938      $2,907,803         $488,608      $2,239,722
Cost of sales                                                    546,365       2,034,413          403,809       1,245,066
                                                              -----------     -----------      -----------    ------------
Gross margin                                                     413,573         873,390           84,799         994,656
Selling, general and administrative expenses                   1,179,281       1,826,826          571,640       1,169,511
                                                              -----------     -----------      -----------    ------------
(Loss) from operations                                          (765,708)       (953,436)        (486,841)       (174,855)
                                                              -----------     -----------      -----------    ------------
Other income (expense):
   Gain on payables settlements, net of provision for            220,846               -         (124,722)              -
    lawsuits
   Interest expense                                             (245,102)       (227,224)         (75,746)        (90,976)
   Miscellaneous                                                  78,086         288,675           37,738         269,399
                                                              -----------     -----------      -----------    ------------
Net other income (expense)                                        53,830          61,451         (162,730)        178,423
                                                              -----------     -----------      -----------    ------------
Net (loss)                                                     ($711,878)      ($891,985)       ($649,571)         $3,568
                                                              ===========     ===========      ===========    ============

Income per share - basic and diluted:
   Net (loss)                                                     ($0.22)         ($0.29)          ($0.20)          $0.00
                                                              ===========     ===========      ===========    ============

Weighted average shares of common stock outstanding -
 basic                                                         3,183,064       3,072,576        3,183,064       3,081,074
                                                              ===========     ===========      ===========    ============

Weighted average shares of common stock outstanding -
 diluted                                                       5,037,072       4,236,764        5,037,072       4,245,262
                                                              ===========     ===========      ===========    ============

                                 MPM TECHNOLOGIES, INC.
                                    AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                         2004                2003
                                                                      -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                           ($711,878)         ($891,986)
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization                                        135,206             92,941
    Change in assets and liabilities:
      Accounts receivable                                                (40,775)          (358,532)
      Costs and estimated earnings in excess of billings                 (16,828)           (78,848)
      Inventories                                                              -             (8,255)
      Other assets                                                        15,829             (7,154)
      Accounts payable and accrued expenses                             (622,750)          (991,956)
      Billings in excess of costs and estimated earnings                  88,263            114,674
                                                                      -----------        -----------
Net cash used in operating activities                                 (1,152,933)        (2,129,116)
                                                                      -----------        -----------
Cash flows from financing activities:
  Proceeds from related party debt                                     1,036,415
  Proceeds from debt financing                                           194,105          2,377,668
  Repayment of related party debt                                              -           (257,253)
                                                                      -----------        -----------
Net cash provided by financing activities                              1,230,520          2,120,415
                                                                      -----------        -----------
Net decrease in cash and cash equivalents                                 77,587             (8,701)
Cash and cash equivalents, beginning of period                             8,843             12,892
                                                                      -----------        -----------
Cash and cash equivalents, end of period                                 $86,430             $4,191
                                                                      ===========        ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
      Interest                                                               $ -            $73,875
      Income taxes                                                           $ -                $ -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.   Unaudited Financial Statements

These financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2003. In the opinion of management, these unaudited interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows of the Company. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2004 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2004.

2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:


For the Six Months Ended June 30, 2004
--------------------------------------
                                                      Weighted-
                                         Net           Average         Per-Share
                                         Loss          Shares            Amount
                                      ----------     -----------      ----------
Basic EPS
Loss available to common
 stockholders                         $(711,878)      3,183,064         $(0.22)

Effect of Dilutive Securities
Common stock options                          -       1,854,008              -
                                      ----------     -----------      ----------
Diluted EPS
Loss available to common
 stockholders - assumed
 conversions                          $(711,878)      5,037,072         $(0.22)
                                      ==========     ===========      ==========

For the Three Months Ended June 30, 2004
----------------------------------------
                                                      Weighted-
                                         Net           Average         Per-Share
                                         Loss          Shares            Amount
                                      ----------     -----------      ----------
Basic EPS
Loss available to common
 stockholders                         $(649,571)      3,183,064         $(0.20)

Effect of Dilutive Securities
Common stock options                          -       1,854,008              -
                                      ----------     -----------      ----------

Diluted EPS
Loss available to common
 stockholders - assumed
 conversions                          $(649,571)      5,037,072          $0.20
                                      ==========     ===========      ==========


For the Six Months Ended June 30, 2003
--------------------------------------
                                                      Weighted-
                                         Net           Average         Per-Share
                                         Loss          Shares            Amount
                                      ----------     -----------      ----------
Basic EPS
Loss available to common
 stockholders                         ($891,985)      3,072,576         ($0.29)

Effect of Dilutive Securities
Common stock options                          -       1,164,188              -
                                      ----------     -----------      ----------
Diluted EPS
Loss available to common
 stockholders - assumed
 conversions                          ($891,985)      4,236,764         ($0.29)
                                      ==========     ===========      ==========


For the Three Months Ended June 30, 2003
----------------------------------------
                                                      Weighted-
                                         Net           Average         Per-Share
                                        Income         Shares            Amount
                                      ----------     -----------      ----------
Basic EPS
Income available to common
 stockholders                          $  3,568       3,081,074          $0.00

Effect of Dilutive Securities
Common stock options                          -       1,164,188              -
                                      ----------     -----------      ----------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                           $  3,568       4,245,262          $0.00
                                      ==========     ===========      ==========

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

Mining controls 15 claims on approximately 300 acres in the historical Emery Mining District in Montana. It also owns a 200-ton per day floatation mill on site. Extensive exploration has been conducted in the area by companies such as Exxon-Mobil Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to the efforts of MPM Mining. In early 2002, the Board of Directors decided to hold the properties as an investment.

AirPol is an active continuing concern. As noted above and discussed below, HES filed a petition in federal Bankruptcy court on March 7, 2004 under Chapter 7 of the U.S. Bankruptcy Code. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the six and three months ended June 30, 2004 and 2003 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss for the six months ended June 30, 2004 was $711,878 or $0.22 per share compared to net loss of $891,985, or $0.29 per share for the six months ended June 30, 2003.

MPM continues to negotiate with interested entities with the goal of building Skygas units. These negotiations are also ongoing, and include entities in the United States, Europe and Asia. Management is hopeful there will be some type of formal agreement in place, and that construction of a unit can begin in the near future. There can, however, be no assurances that MPM will be successful in its negotiations.

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

Six and three months ended 6/30/04 compared to six and three months ended
-------------------------------------------------------------------------
6/30/03
-------

For the six months ended 6/30/04, MPM had a net loss of $711,878, or $0.22 per share compared to a net loss of $891,985, or $0.29 per share for the six months ended 6/30/03. Revenues decreased 67% to $959,938 for the six months ended 6/30/04 compared to $2,907,803 for the six months ended 6/30/03. Revenue decreases were due in part to the cessation of operations prior to filing the bankruptcy petition for HES, and dramatically slower sales activity. Costs of sales decreased 73% to $546,365 for the six months ended 6/30/04 compared to $2,034,413for the six months ended 6/30/03. This was comparable to the decrease in revenues. Operating expenses decreased 35% to $1,179,281 for the six months ended 6/30/04 compared to $1,826,826 for the six months ended 6/30/03. Operating expense decreases were due primarily to staff reductions and the related costs.

For the three months ended 6/30/04, MPM had a net loss of $649,571, or $0.20 per share compared to net income of $3,568, or $0.00 per share for the three months ended 6/30/03. Revenues increased 78% to $488,608 for the three months ended 6/30/04 compared to $2,239,722 for the three months ended 6/30/03. Costs of sales decreased 68% to $403,809 for the three months ended 6/30/043 compared to $1,245,066 for the three months ended 6/30/03. Operating expenses decreased 51% to $571,640 for the three months ended 6/30/04 compared to $1,169,511 for the three months ended 6/30/03.

Financial Condition and Liquidity
---------------------------------

For the six months-ended 6/30/04, the Company relied principally on cash from loans from two officers/directors and loans from an insurance company to fund its operations. Current cash position, cash from continuing operations and the Company's borrowing power are believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future.

Working capital at 6/30/04 was negative $7,641,151. Accordingly, MPM is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On March 7, 2004, management filed a petition on behalf of HES in federal court under Chapter 7 of the United States Bankruptcy Code. Prior to that there were a number of legal actions against HES for nonpayment of outstanding amounts.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM's Annual Meeting of Shareholders was held on June 28, 2004. Following are the results of the stockholders' voting:

Proposal 1 - Election of Directors

Name                                For              Withhold
----                                ---              --------

Michael J. Luciano                  2,448,029        81,201
Glen Hjort                          2,458,822        70,408

Each director was re-elected for a three-year term.

Total shares represented by proxy:  2,529,230
Percentage of the outstanding voting shares:  79.46%
Outstanding voting shares:  3,183,064


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          MPM Technologies, Inc.




      August 2, 2004                                     /s/ Michael J. Luciano
   --------------------                                 ------------------------
         (date)                                              Michael J. Luciano
                                                             Chairman & CEO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


(3) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Michael J. Luciano
----------------------
Michael J. Luciano
Chairman and Chief Executive Officer
August 2, 2004

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



Date:  August 2, 2004                                /s/ Michael J. Luciano
---------------------                                -----------------------
                                                     Chief Executive Officer
                                                     -----------------------

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



Date:  August 2, 2004                                /s/ Glen Hjort
---------------------                                --------------
                                                     Chief Financial Officer
                                                     -----------------------