Form 10QSB
period 2004-09-30
MPM TECHNOLOGIES INC
filed 2004-11-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                    For the quarter ended September 30, 2004
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


           Washington                                      81-0436060
  --------------------------------                --------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

       199 Pomeroy Road
        Parsippany, NJ                                       07054
  --------------------------------                ---------------------------
     (Address of principal                                 (Zip Code)
      executive offices)

Issuers's telephone number, including area code: 973-428-5009

As of October 25, 2004 the registrant had outstanding 3,083,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Financial Statements follow on the next page.




                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                          ASSETS
                                                                            SEPTEMBER         DECEMBER
                                                                            30, 2004          31, 2003
                                                                           -------------    -------------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                  $17,093           $8,843
     Accounts receivable, net of allowance for doubtful accounts
       of $15,000                                                               414,659          306,546
     Costs and estimated earnings in excess of billings                         174,642           82,250
     Other current assets                                                        42,385           50,742
                                                                           -------------    -------------
                             Total current assets                               648,779          448,381
                                                                           -------------    -------------
     Property, plant and equipment, net                                         777,610          929,775
     Mineral properties held for sale                                         1,070,368        1,070,368
     Prepaid royalty                                                            273,000          273,000
     Purchased intangible, net of accumulated amortization of $455,625
       and $405,000                                                             219,375          270,000
     Investments at equity                                                      106,782          106,782
     Other assets, net                                                           86,614          101,277
                                                                           -------------    -------------
                                                                             $3,182,528       $3,199,583
                                                                           =============    =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $2,432,812       $3,447,347
     Accrued expenses                                                           928,300          678,204
     Billings in excess of costs and estimated earnings                         338,657          154,063
     Related party debt                                                       3,936,433        2,625,269
     Current portion of long-term debt                                          807,082          807,082
                                                                           -------------    -------------
                             Total current liabilities                        8,443,284        7,711,965
                                                                           -------------    -------------
     Notes payable                                                            2,963,895        2,769,790
     Long-term debt, less current portion                                       186,595          186,595
                                                                           -------------    -------------
                             Total liabilities                               11,593,774       10,668,350
                                                                           -------------    -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 3,183,064 shares issued and outstanding                        3,183            3,183
     Additional paid-in capital                                              11,313,019       11,313,019
     Accumulated deficit                                                   (19,727,448)     (18,784,969)
                                                                           -------------    -------------
                             Total stockholders' equity                     (8,411,246)      (7,468,767)
                                                                           -------------    -------------
                                                                             $3,182,528       $3,199,583
                                                                           =============    =============







                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Nine Months Ended                Three Months Ended
                                                                  September 30,                     September 30,
                                                           -----------------------------    ------------------------------
                                                               2004            2003             2004             2003
                                                           ------------    -------------    -------------     ------------
Revenues                                                    $1,613,915       $3,827,035         $653,977         $919,232
Cost of sales                                                  953,433        2,976,281          407,068          941,868
                                                           ------------    -------------    -------------     ------------
Gross margin                                                   660,482          850,754          246,909         (22,636)
Selling, general and administrative expenses                 1,616,689        2,427,840          437,408          601,014
                                                           ------------    -------------    -------------     ------------
(Loss) from operations                                       (956,207)      (1,577,086)        (190,499)        (623,650)
                                                           ------------    -------------    -------------     ------------
Other income (expense):
      Gain on payables settlements, net of provision for       220,846               -                -                -
lawsuits
      Interest expense                                       (292,552)        (388,354)         (47,450)        (161,130)
      Miscellanious                                             85,434          757,322            7,348          468,647
                                                           ------------    -------------    -------------     ------------
Net other income (expense)                                      13,728          368,968         (40,102)          307,517
                                                           ------------    -------------    -------------     ------------
Net (loss)                                                  ($942,479)     ($1,208,118)       ($230,601)       ($316,133)
                                                           ============    =============    =============     ============

Income per share - basic and diluted:
     Net (loss)                                                ($0.30)          ($0.39)          ($0.07)          ($0.10)
                                                           ============    =============    =============     ============

Weighted average shares of common stock outstanding -
     basic                                                   3,183,064        3,082,445        3,183,064        3,101,861
                                                           ============    =============    =============     ============

Weighted average shares of common stock outstanding -
     diluted                                                 5,037,072        4,246,633        5,037,072        4,266,049
                                                           ============    =============    =============     ============





                                MPM TECHNOLOGIES, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           ------------------------------
                                                                               2004              2003
                                                                           -------------    -------------


CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                              ($942,479)     ($1,208,119)

     Adjustments to reconcile net income to net cash used in
          operating activities:
          Depreciation and amortization                                         202,790          275,175
          Change in assets and liabilities:
              Accounts receivable                                             (108,113)           48,952
              Costs and estimated earnings in excess of billings               (92,392)           31,864
              Inventories                                                             -            2,245
              Other assets                                                       23,020            4,017
              Accounts payable and accrued expenses                           (764,439)      (1,527,471)
              Billings in excess of costs and estimated earnings                184,594          102,926
                                                                           -------------    -------------
Net cash used in operating activities                                       (1,497,019)      (2,270,411)
                                                                           -------------    -------------
Cash flows from financing activities:
     Proceeds from related party debt                                         1,311,164                -
     Proceeds from debt financing                                               194,105        2,525,869
     Repayment of related party debt                                                  -        (257,253)
                                                                           -------------    -------------
Net cash provided by financing activities                                     1,505,269        2,268,616
                                                                           -------------    -------------
Net decrease in cash and cash equivalents                                         8,250          (1,795)
Cash and cash equivalents, beginning of period                                    8,843           12,892
                                                                           -------------    -------------
Cash and cash equivalents, end of period                                        $17,093          $11,097
                                                                           =============    =============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                        $   -          $99,610

                  Income taxes                                                    $   -            $   -




                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2003. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three and nine months ended September 30, 2004 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2004.

2. Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:



For the Nine Months Ended September 30, 2004
--------------------------------------------
                                                                        Weighted-
                                            Net                          Average                   Per-Share
                                            Loss                         Shares                     Amount
                                      ----------------               ----------------           ----------------
Basic EPS
Loss available to common
  stockholders                           $(942,479)                     3,183,064                   $(0.30)

Effect of Dilutive Securities
Common stock options                         -                          1,854,008                       -
                                      ----------------               ----------------           ----------------

Diluted EPS
Loss available to common



  stockholders - assumed
  conversions                            $(942,479)                     5,037,072                   $(0.30)
                                      ================               ================           ================


For the Three Months Ended Septermber 30, 2004
----------------------------------------------
                                                                        Weighted-
                                            Net                          Average                   Per-Share
                                            Loss                         Shares                     Amount
                                      ----------------               ----------------           ----------------
Basic EPS
Loss available to common
  stockholders                           $(230,601)                     3,183,064                   $(0.07)

Effect of Dilutive Securities
Common stock options                         -                          1,854,008                      -
                                      ----------------               ----------------           ----------------

Diluted EPS
Loss available to common
  stockholders - assumed
  conversions                            $(230,601)                     5,037,072                    $(0.07)
                                      ================               ================           ================

For the Nine Months Ended September 30, 2003
--------------------------------------------
                                                                        Weighted-
                                            Net                          Average                   Per-Share
                                            Loss                         Shares                     Amount
                                      ----------------               ----------------           ----------------
Basic EPS
Loss available to common
  stockholders                         ($1,208,118)                     3,082,445                    ($0.39)

Effect of Dilutive Securities
Common stock options                         -                          1,164,188                       -
                                      ----------------               ----------------           ----------------

Diluted EPS
Loss available to common
  stockholders - assumed
  conversions                          ($1,208,118)                     4,246,633                    ($0.39)
                                      ================               ================           ================

For the Three Months Ended September 30, 2003
---------------------------------------------
                                                                        Weighted-
                                            Net                          Average                   Per-Share
                                            Loss                         Shares                     Amount
                                      ----------------               ----------------           ----------------
Basic EPS
Income available to common
  stockholders                           ($316,133)                     3,101,861                    ($0.10)
                                                                                                ================


Effect of Dilutive Securities
Common stock options                         -                          1,164,188                       -
                                      ----------------               ----------------           ----------------



Diluted EPS
Income available to common
  stockholders - assumed
  conversions                            ($316,133)                     4,266,049                    ($0.10)
                                      ================               ================           ================



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

As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed Huntington Environmental Systems, Inc. ("HES") to operate this air pollution control business. HES designed, engineered, supplied and serviced high temperature and chemical air pollution control systems for Fortune 500 and other industrial and environmental companies. As further discussed below, HES management filed a petition under Chapter 7 of the United States Bankruptcy Code in federal court on March 7, 2004.

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

Mining controls 15 claims on approximately 300 acres in the historical Emery Mining District in Montana. It also owns a 200-ton per day floatation mill on site. Extensive exploration has been conducted in the area by companies such as Exxon-Mobil Corporation, Freeport McMoran Gold Company and Hecla Mining in addition to the efforts of MPM Mining. In early 2002, the Board of Directors decided to hold the properties as an investment.

AirPol is an active continuing concerns. As noted above and discussed below, HES filed a petition in federal Bankruptcy court on March 7, 2004 under Chapter 7 of the U.S. Bankruptcy Code. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine and three months ended September 30, 2004 include the operations of AirPol, Nupower and MPM. The financial statements for the nine and three months ended September 30, 2003 include those entities and HES as well.

MPM's consolidated net loss for the nine months ended September 30, 2004 was $942,479 or $0.30 per share compared to net loss of $1,208,118, or $0.39 per share for the nine months ended September 30, 2003.

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

Nine and three months ended 9/30/04 compared to nine and three months ended
--------------------------------------------------------------------------------
9/30/03
-------
For the nine months ended 9/30/04, MPM had a net loss of $942,479, or $0.30 per share compared to net loss of $1,208,118, or $0.39 per share for the nine months ended 9/30/03. Revenues decreased 57.8% to $1,613,915 for the nine months ended 9/30/04 compared to $3,827,035 for the nine months ended 9/30/03.

Costs of sales decreased 68.0% to $953,433 for the nine months ended 9/30/04 compared to $2,976,281 for the nine months ended 9/30/03. This corresponded to the decreases in revenues. Operating expenses decreased 33.4% to $1,616,689 for the nine months ended 9/30/04 compared to $2,427,840 for the nine months ended 9/30/03.

For the three months ended 9/30/04, MPM had a net loss of $230,601, or $0.07 per share compared to a net loss of $316,133, or $0.10 per share for the three months ended 9/30/03. Revenues decreased 28.9% to $653,977 for the three months ended 9/30/04 compared to $919,232 for the three months ended 9/30/03. Costs of sales decreased 56.8% to $407,068 for the three months ended 9/30/04 compared to $941,868 for the three months ended 9/30/03 due to the decreases in revenues. Operating expenses decreased 27.2% to $437,408 for the three months ended 9/30/04 compared to $601,014 for the three months ended 9/30/03 representing significant expense cuts throughout the Company.

Financial Condition and Liquidity
---------------------------------

For the nine months-ended 9/30/04, the Company relied principally on cash loans from an officer/director of the Company to fund the operations. Current cash position, cash from continuing operations and the Company's borrowing form an officer/director are believed to be adequate to fund MPM's operations for the foreseeable future. While Management anticipates securing additional financing, there is no assurance of this or that the Company will achieve profitable operations.

Working capital at 9/30/04 was negative $7,794,505. Accordingly, MPM is continuing to seek sources of capital such as private placements, stock offerings and other financing alternatives.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 7, 2004, management filed a petition on behalf of HES in federal court under Chapter 7 of the United States Bankruptcy Code. Prior to that there were a number of legal actions against HES for nonpayment of outstanding accounts payable.

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

No reports on Form 8-K were filed for the quarter ended 9/30/04.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MPM Technologies, Inc.


      November 8, 2004                           /s/ Michael J. Luciano
      -----------------                          ----------------------
         (date)                                     Michael J. Luciano
                                                    Chairman & CEO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

Date:  November 8, 2004                              /s/ Michael J. Luciano
-----------------------                              ------------------------
                                                     Chief Executive Officer
                                                     ------------------------

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Glen Hjort, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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


Date:  November 8, 2004                              /s/ Glen Hjort
-----------------------                              -----------------------
                                                     Chief Financial Officer
                                                     -----------------------