Form 10KSB/A
period 2003-12-31
MPM TECHNOLOGIES INC
filed 2004-12-02
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  Form 10-KSB/A


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

Independent Auditor's Report

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MPM Technologies, Inc.
                                  (Registrant)

                           By: /s/ Michael J. Luciano
                               Michael J. Luciano

                         Title: Chief Executive Officer

                             Date: December 2, 2004

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

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

April 8, 2004