Form 10KSB
period 2004-12-31
MPM TECHNOLOGIES INC
filed 2005-05-26
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its Charter)

         WASHINGTON                                      81-0436060
--------------------------------        ----------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $ 1,849,948

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $0.30 at which the common equity was sold as of April 1, 2005 was $291,578.

The number of shares outstanding of the registrant's common stock as of April 1, 2005 was 3,183,064. Transitional Small Business Disclosure Format Yes__ No__X__

PART I

Item 1. Business

MPM Technologies, Inc. ("MPM" or "the Company") has three wholly-owned subsidiaries: , AirPol, Inc. ("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining ("Mining"). MPM was incorporated in 1983. For the year ended December 31, 2004, AirPol was the only revenue generating entities.

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

Due to the escalations in the prices of gold and silver, management has been approached by several companies regarding the mining properties. Negotiations are ongoing for either a partial sale or joint venture for the properties.

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

Management considers MPM's reportable segments to be business units that offer different products. The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field. In the opinion of management, Airpol and HES both operate in the same air pollution control field, and the differences in the design and engineering of their respective products are not sufficient to warrant individual segment reporting. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. Accordingly, for the years ended December 31, 2004 and 2003, the Company operated in one segment, and there is no separate segment reporting required.

BACKLOG

MPM had a backlog of orders and work in progress at AirPol aggregating approximately $1,000,000 at December 31, 2004. It is anticipated that operations will consume these backorders during 2005. There is currently no other backlog of orders for any of MPM's other businesses.

WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place during 2005.

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

EMPLOYEES

At December 31, 2004, MPM had three employees and there were five employees at AirPol. MPM believes that its relations with its employees are good.

Item 2. Properties

AirPol leases its office space that expires in August of 2007. MPM has no property related to its waste-to-energy operations. MPM believes that its existing facilities are adequate for the current level of operations.

The principal properties of MPM's mining interests consist of the following claims under control:

     Owned by MPM:
          Eight Patented Claims

     Leased by MPM:
          Seven Patented Claims

These claims amount to approximately 300 acres of land in Montana. MPM controls eighteen former mine sites that have been inactive since 1930. Each of these has old adits, tunnels and dump piles of known mineralized material. All testing and metallurgical work has been completed. Management has directed MPM to hold these interests as previously discussed. As noted above, several companies have expressed interest in the mining properties. Management is considering either a partial sale or a joint venture for the mining properties.

Item 3. Legal Proceedings

The Company filed a petition in court for HES under Chapter 7 of the U.S. Bankruptcy Code on March 9, 2004. The disposition of the assets and liabilities of HES will be determined by the bankruptcy court.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

a) Market Information

Until February 18, 2003, MPM's common stock traded on The Nasdaq SmallCap Market under the symbol MPML. On that date MPM common stock began trading on the OTC Bulletin Board under the same trading symbol. The following table shows quarterly high and low bid prices for 2004 and 2003 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

                                       High Bid          Low Bid
                                       --------         ---------
2004
----
First Quarter                           $  .25           $   .18
Second Quarter                             .25               .15
Third Quarter                              .35               .21
Fourth Quarter                             .65               .22

2003
----
First Quarter                           $  .25           $   .18
Second Quarter                             .25               .15
Third Quarter                              .35               .21
Fourth Quarter                             .65               .22

b) Holders

As of April 1, 2005, there were approximately 1,800 holders of record of the Registrant's common stock.

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

a) Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed HES to operate this air pollution control business. The results of operations for the years ended December 31, 2004 and 2003 include the operations of HES and AirPol.

For the year ended December 31, 2004, MPM had consolidated revenues of $1,849,948. Consolidated revenues for 2003 were $3,119,212. MPM's net loss for the year was $1,905,446, or $0.60 per share. There were a number of significant adjustments made by the Company that contributed to the loss. Revenues were again hurt by the lack of enforcement of clean air laws. Air pollution control companies depend heavily on the enforcement of clean air laws.

MPM's management continues to work to restructure the Company. Management is considering further reductions in personnel, office space, and other cost saving changes. Other businesses are being evaluated to consider moving the Company's business toward other more profitable ventures. There have been significant consolidations in the air pollution control industry in the past few years. MPM management's short term goal is to operate a lean, profitable company.

2004 COMPARED TO 2003

Revenues decreased $1,269,264 (41%) from $3,119,212 in 2003 to $1,849,948 in
2004. The net loss for 2003 was $1,905,446 or $0.60 per share compared to $3,961,318 or $1.27 per share in 2003.

Selling, general and administrative expenses decreased $1,589,904 (39%) from $3,620,964 in 2003 to $2,031,060 in 2004. This was due largely to cost savings related to personnel reductions.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, funds for operations were provided principally by loans from an officer/director. Current cash reserves and continuing operations of HES and AirPol are not believed to be adequate to fund MPM's and its subsidiaries operations for the foreseeable future. MPM management is also considering alternative sources of capital such as private placements, other stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM's consolidated statements of cash flows:

                                                  Year ended
                                                  December 31,
                                                  -----------
                                                     2004              2003
                                                     ----              ----

      Net cash used in operating activities       $ (581,576)     $ (3,335,451)

      Net cash used in investing activities           (2,005)                -

      Net cash provided by financing activities      581,516         3,331,402

      Net decrease in cash and cash equivalents   $   (2,065)     $     (4,049)

The net cash used in operating activities in 2004 and 2003 was due primarily to net losses. This was due mainly to the decreased activity level at AirPol and HES during 2004 and 2003.

The net cash provided by financing activities in 2004 of $581,516 was due to primarily to loans from a related party.

Management believes its present sources of working capital are sufficient for both its short and long-term purposes.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be considered by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.

In December 2004, the FASB revised Statement No. 123, Accounting for Stock-Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This Statement is effective for the year ending December 31, 2005. It is not expected to have a significant impact on the Company's results of operations or financial position.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. This Statement was effective for acquisitions on or after October 1, 2002. It did not have an impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Provisions of SFAS No. 148 were effective for the Company on December 31, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of Statement No. 146 did not have a significant impact on the Company's results of operations or financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

In November 2004 the FASB issued Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement if effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement is not expected to have a significant impact on the Company's results of operations or financial position.

The FASB has issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-02, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. This Statement is effective for fiscal years beginning after June 15, 2005 and is not expected to have a significant impact on the Company's results of operations or financial position.

The FASB issued Statement No. 153, Exchanges of Nonmonetary Assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in the Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company's results of operations or financial position.

IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, AirPol passes increased costs on to its customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 2004 was negligible.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                           DECEMBER 31, 2004 AND 2003

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet as of December 31, 2004...........................F-3

Consolidated Statements of Operations for the years ended December
 31, 2004 and 2003...........................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2004 and 2003..................................................F-5

Consolidated Statements of Cash Flows for the years ended December
 31, 2004 and 2003....................................................F-6 to F-7

Summary of Accounting Policies.......................................F-8 to F-11

Notes to Consolidated Financial Statements..........................F-12 to F-21

           Report of the Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate any significant revenues and has a working capital deficiency of $8,111,209 at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Rosenberg Rich Baker Berman & Co.
Bridgewater, New Jersey
May 12, 2005

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

Current assets:
   Cash and cash equivalents.....................................  $      6,778
   Accounts receivable, less allowance for doubtful accounts
    of $154,047 (Notes 10).......................................       121,650
   Costs and estimated earnings in excess of billings (Notes 1
    and 2).......................................................       129,444
   Other current assets..........................................        42,385
   Assets to be disposed of......................................         2,995
                                                                   -------------
       Total current assets......................................       303,252
                                                                   =============

Property, plant and equipment (Notes 1 and 4)....................        67,708
Mineral property held for investment (Note 11)...................     1,070,368
Prepaid royalty (Note 12)........................................       273,000
Purchased intangible, net of accumulated amortization of $472,500
 (Note 14).......................................................       202,500
Investments - at equity (Note 3).................................       119,577
Other assets, net................................................        88,918
                                                                   -------------
                                                                   $  2,125,323
                                                                   =============

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Accounts payable (Note 1).....................................  $  1,125,978
   Accrued expenses (Note 1).....................................        88,340
   Billings in excess of costs and estimated earnings (Notes 1
    and 2).......................................................       266,000
   Related party debt (Note 6)...................................     4,200,462
   Liabilities to be disposed of.................................     2,733,681
                                                                   -------------
       Total current liabilities.................................     8,414,461

   Notes payable (Note 5)........................................     3,085,075
                                                                   -------------
       Total liabilities.........................................    11,499,536
                                                                   -------------
Commitments and contingencies (Notes 7)
Stockholders' equity (Note 9):
   Common stock, $0.001 par value; 100,000,000 shares authorized;
    3,183,064 shares issued and outstanding .....................         3,183
   Additional paid-in capital....................................    11,313,019
   Accumulated deficit...........................................   (20,690,415)
                                                                   -------------
       Total stockholders' equity................................    (9,374,213)
                                                                   -------------
                                                                   $  2,125,323
                                                                   =============


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year Ended December 31,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------

Revenues (Notes 2)...............................  $  1,849,948    $  3,119,212

Cost of sales....................................    (1,031,102)     (2,782,165)
                                                   -------------   -------------

Gross margin.....................................       818,846         337,047
Selling, general and administrative expenses.....    (2,031,060)     (3,620,964)

                                                   -------------   -------------
Loss from operations.............................    (1,212,214)     (3,283,917)

                                                   -------------   -------------

                                                   -------------   -------------

Other income (expense):
  Provision for pending lawsuit settlement.......            (-)       (308,546)
  Gain on settlement ............................       253,317         160,348
  Interest expense (Note 6)......................      (500,455)       (562,398)
  Equity in earnings (loss) of unconsolidated
   jointly owned company.........................        12,795         (66,272)
  Other income (expense), net....................      (458,889)         99,467
                                                   -------------   -------------
Net other expense................................      (693,232)       (677,401)
                                                   -------------   -------------
Net loss                                           $ (1,905,446)     (3,961,318)
                                                   =============   =============


Loss per share - basic and diluted:                $      (0.60)   $      (1.31)

Weighted average shares of common stock
 outstanding - basic and diluted.................     3,183,064       3,021,040
                                                   =============   =============


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                          Common Stock         Additional                       Total
                                      ---------------------     Paid-In      Accumulated    Stockholders'
                                        Shares      Amount      Capital        Deficit         Equity
                                      -----------  ------------------------------------------------------


                                      -----------  --------  -------------  --------------  -------------
Balance, January 1, 2003               3,021,917     3,022     11,266,148     (14,823,651)    (3,554,481)

Common stock issued as compensation      161,147       161         46,871               -         47,032

Net loss                                       -         -              -      (3,961,318)    (3,961,318)
                                      -----------  --------  -------------  --------------  -------------

Balance, December 31, 2003             3,183,064     3,183     11,313,019     (18,784,969)    (7,468,767)
                                      -----------  --------  -------------  --------------  -------------

Net loss                                       -         -              -      (1,905,446)    (1,905,446)
                                      -----------  --------  -------------  --------------  -------------

Balance, December 31, 2004             3,183,064   $ 3,183   $ 11,313,019   $ (20,690,415)  $ (9,374,213)
                                      ===========  ========  =============  ==============  =============


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------

Cash flows from operating activities:
   Net loss....................................... $ (1,905,446)   $ (2,895,144)

   Adjustments to reconcile net loss to net cash
   (used in) operating activities:
     Depreciation and amortization................      221,670         345,568
     Stock based compensation.....................            -          47,032
     Loss on disposition of fixed assets..........      709,902         174,673
     (Gain)/Loss on minority owned joint venture..      (12,795)         66,272
     Loss on write-off of leasehold improvements
      due to terminated lease.....................                       12,980
     Change in assets and liabilities:
        Accounts receivable.......................      184,896         684,837
        Costs and estimated earnings in excess of
         billings.................................      (47,194)        408,641
        Inventories...............................            -          29,604
        Other current assets......................        8,357               -
        Other assets..............................       12,359           7,916
        Accounts payable and accrued expenses.....   (2,838,921)     (1,712,079)
        Billings in excess of costs and estimated
         earnings.................................      111,937          29,619
        Other current liabilities.................      209,768               -
                                                   -------------   -------------
Cash (used in) continuing operations..............   (3,345,467)     (2,800,081)
                                                   -------------   -------------

Gain/(loss) from discontinued operations                 33,205      (1,066,174)
Decrease in net assets of discontinued operations     2,730,686         530,804
                                                   -------------   -------------
Cash provided by (used in) discontinued operations    2,763,891        (535,370)
                                                   -------------   -------------

Net cash (used in) operating activities                (581,576)     (3,335,451)
                                                   -------------   -------------

Cash flows from investing activities:
Acquisition of purchased intangibles..............       (2,005)              -
                                                   -------------   -------------
Net cash (used in) investing activities...........       (2,005)              -
                                                   -------------   -------------

Cash flows from financing activities:
   Borrowings from related parties................    1,575,193         447,665
   Proceeds from long-term debt...................            -       2,883,737
   Repayments of long-term debt...................     (993,677)              -
                                                   -------------   -------------
Net cash provided by financing activities.........      581,516       3,331,402
                                                   -------------   -------------

Net (decrease) in cash and cash equivalents.......       (2,065)         (4,049)
Cash and cash equivalents, beginning of year......        8,843          12,892
                                                   -------------   -------------
Cash and cash equivalents, end of year............ $      6,778    $      8,843
                                                   =============   =============

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Year Ended December 31,
                                                   -----------------------------
                                                       2004            2003
                                                   -------------   -------------
Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
   Interest....................................... $      4,227    $      3,679




See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

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

HES, a wholly owned subsidiary, was acquired on March 31, 1997 (See Note 1). HES designs, engineers, supplies and services air pollution control systems for Fortune 500 and other environmental and industrial companies worldwide. HES's systems primarily utilize heat and chemicals to control air pollution. On March 9, 2004, management filed a petition in federal court under Chapter 7 of the United States Bankruptcy Code. Accordingly, HES is accounted for as a discontinued operation.

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

Skygas, an 85% directly and indirectly owned joint venture, was formed in 1990 for the purpose of commercializing the Skygas technology, which is a disposal/gasification process that converts solid and semi-solid wastes into clean, medium BTU syntheses gas. As of December 31, 2004 and 2003, participants and interests owned in the Skygas venture included: NuPower (a 58.2% owned subsidiary of the Company), 70%, MPM Technologies, Inc., 15%, and USF Smogless of Milan, Italy (a subsidiary of United States Filter Corporation which also owns shares of the Company totaling 6.83% of the common stock outstanding), 15%.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2004, the Company has a working capital deficiency, an accumulated deficit, and has not been able to generate any significant revenues. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company plans to raise additional capital in the future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 2004 and 2003, no amounts were recognized for estimated contract losses.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,287 and $18,071 for the years ended December 31, 2004 and 2003, respectively.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet as of December 31, 2004 for cash equivalents, investments, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

Earnings Per Share

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the weighted average number of shares actually outstanding during the period. Diluted earnings per share reflect the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 2004 and 2003, outstanding options to purchase 1,864,508 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive. As the Company's stock options are antidilutive, basic and diluted earnings per share are the same for all periods presented.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

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

As of July 2, 1998, the fair values of assets acquired and liabilities assumed were as follows:

        Costs and estimated earnings in excess of billings..........  $ 248,038
        Plant, property and equipment...............................     89,539
        Goodwill....................................................    760,532
        Accrued expenses............................................    (15,751)
        Billings in excess of costs and estimated earnings..........   (547,748)
                                                                      ----------
                                                                      $ 534,610
                                                                      ==========

As of December 31, 2001, the Company wrote off the net balances of the goodwill and negative goodwill. The effect of these write-offs was not material.

In September 2000, the Company entered into an agreement to acquire substantially all of the stock of New Monitor Builders, Inc. Since the only assets of New Monitor Builders were patents, the agreement was changed, and the Company acquired only the patents. The Company issued 89,300 shares of its common stock, and recorded the patents acquired at the market value of the stock on its date of issue, $588,244. The patents were being carried at cost on the accompanying financial statements. The patents were being amortized over the life of the patents. During 2002, management took a charge to income for the impairment of the New Monitor investment, based on the estimated fair market value of the asset. This charge amounted to $514,000 and is included on the consolidated statements of operations.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

2. Costs and Estimated Earnings on Contracts in Progress

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of December 31, 2004.

        Costs incurred on contracts in progress...................  $ 9,135,422
        Estimated earnings........................................      852,251
                                                                    ------------
                                                                      9,987,673
        Less billings to date.....................................   10,124,229
                                                                    ------------
                                                                    $  (136,556)
                                                                    ============


The above accounts are shown in the accompanying consolidated balance sheets under these captions at December 31, 2004.

        Costs and estimated earnings in excess of billings........  $   129,444
        Billings in excess of costs and estimated earnings........     (266,000)
                                                                    ------------
                                                                    $  (136,556)
                                                                    ============

3. Investments at Equity

Investments in unconsolidated jointly owned companies in which the company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

At December 31, 2004 the Company's investment accounted for using the equity consists of a 40% ownership in Sunia-AirPol, Inc. As a result of this investment, the Company recognized $12,795 of income and $66,272 of loss for the years ended December 31, 2004 and 2003, respectivley.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2004:

        Equipment.................................................  $   295,953
        Furniture and fixtures....................................       31,008
                                                                        326,961
        Less accumulated depreciation.............................      259,253
                                                                    ------------
                                                                    $    67,708
                                                                    ============

Depreciation expense charged to operations was $152,165 and $293,230 in 2004 and 2003, respectively. In 2004, equipment was impaired in the amount of $709,902.

5. Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matures on January 2, 2008. As of December 31, 2004, the Company has $3,085,075 of advances (including accrued interest) outstanding under the agreement.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

In conjunction with the Company's acquisition of HES (See Note 1), the Company assumed a long-term obligation totaling $1,200,000, which is payable in sixteen annual installments of $75,000. As there was no stated interest rate on the obligation, an imputed interest rate of 9%, which represented the Company's estimated borrowing rate, was utilized. The payments due in 2004, 2003, 2002, 2001, 2000, 1999 and 1998 have not been made, as the Company believes the note holder has breached the agreement. Under the terms of the agreement, non-payment does not result in the debt being callable. At December 31, 2004, the carrying value of the obligation, net of discount, was $993,677 plus accrued interest. This amount is included in the accompanying balance sheet under the caption "Liabilities to be disposed of".

6.       Related Party Debt

Related party debt consists of advances received from various directors and related parties. At December 31, 2004, amounts owed these related parties totaled $4,200,462 due on demand.

7.       Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2008. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are as follows:

             Year Ending December 31,
             --------------------------------------------  --------------

             2005 ........................................      $169,776
             2006 ........................................       169,776
             2007 ........................................       169,776
             Thereafter ..................................        28,296
                                                           -------------
                                                                $537,624
                                                           =============



Rent expense for the years ended December 31, 2004 and 2003 was $131,108 and $200,393, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through April 2007. The agreement may be terminated by the Company at any time.

The Company is a defendant in various lawsuits, some of which seek substantial monetary damages. The lawsuits include those brought against the Company for breach of contract. The estimated losses as a result of the lawsuits total $381,300 and is recorded as a charge to income on the 2003 consolidated statement of operations.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------


8. Income Taxes

As of December 31, 2004 the significant components of the Company's net deferred tax asset is as follows:


                  Net operating loss carryforward..................$4,704,000
                  Differences between book and tax depreciation....   220,000
                  Goodwill and purchase asset adjustments..........    10,000
                  Writedown of mineral properties..................   136,000
                  Other............................................    40,000
                                                                   ----------
                                                                    5,110,000
                  Less: valuation allowance........................ 5,110,000
                                                                   ----------

                                                                   $       --
                                                                   ==========

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004.

At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes totaling approximately $13.4 million that expire in the years 2005 through 2024. At December 2004, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $9.8 million that expire in the years 2005 through 2024.

9. Stockholders' Equity

Stock Option Plan

On May 22, 1989, the shareholders of the Company voted to approve a stock option plan (the Plan) for selected key employees, officers and directors of the Company. The Plan is administered by a Compensation Committee of the Board of Directors (the "Committee") consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the Plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the Committee relating to the Plan. Under the Plan, a maximum of 236,667 shares were approved to be granted, which in 2003 was increased by 300,000. Generally, the Plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchase price will be paid in full on the date of purchase.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------



Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:



                                                                    Weighted
                                                                     Average
                                                                     Option
                                                        Options       Price
                                                      -----------   ----------






                                                      -----------   ----------

               Outstanding at January 1, 2004.........  1,864,508  $      1.83
                                                      ===========   ==========

               Granted................................          -            -
               Exercised..............................          -            -
               Expired................................          -            -
                                                      -----------   ----------

               Outstanding at December 31, 2004.......  1,864,508  $      1.83
                                                      ===========   ==========

                              Proforma Information

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 23 percent; risk-free interest rate of 4.35 percent for 2003; and expected lives of ten years for 2003. The weighted average fair value at date of grant for options granted to employees was $0.22 per option for 2003. No options were granted in 2004. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for each of the two years in the period ended December 31, 2003 would have been adjusted to the pro forma amount indicated below:

                                               Year Ended
                                               December 31
                                               ------------------------------
                                                   2003
                                               -------------    -------------

                  Net loss................
                     As reported..........   $   (3,961,318)
                     Pro forma............   $   (4,043,968)

                  Loss per share..........
                     As reported..........   $        (1.31)
                     Pro forma...............$        (1.34)

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------


The following table summarizes information about stock options outstanding at December 31, 2004:


                                                                                            Options
                                              Number               Weighted             Outstanding and
                          Range of          Outstanding             Average           Exercisable Weighted
                          Exercise        and Exercisable          Exercise            Average Remaining
                           Prices           at 12/31/04              Price          Contractual Life (Years)
                       ---------------   ------------------      --------------    ---------------------------
                     $           0.22              413,250     $          0.22                9.8
                     $   0.88 - $0.90              164,591     $          0.89                4.6
                     $           2.00              710,000     $          2.00                7.4
                     $           2.70              450,000     $          2.70                8.8
                     $           3.00              126,667     $          3.00                7.5
                                         ------------------                        ---------------------------

                     $   0.22 - $3.00            1,864,508     $          1.74
                                         ==================                        ===========================

10.      Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31, 2004.


                 Balance, beginning of year..............   $        15,047
                 Charged to (deducted from) expense......           139,000
                 Write-offs, net of recoveries...........                --
                                                            ---------------
                 Balance, end of year...................    $       154,047
                                                            ===============


11. Mineral Properties

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. In 2001, the Board of Directors changed this plan to hold the mineral properties as an investment. Accordingly, the Company has classified these assets as mineral properties held for investment in its balance sheet at December 31, 2004 and 2003.



12. Prepaid Royalty

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the SkyGas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has recharacterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment. The balance at December 31, 2004 was $273,000.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

13. Related Party Transactions

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 2004 and 2003 of $57,200 and $53,416, respectively.

As of December 31, 2004 and 2003, a business owned by the Company's President owed the Company $19,614 from the sale of certain equipment. This amount is included in accounts receivable.

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

15. New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be considered by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.

In December 2004, the FASB revised Statement No. 123, Accounting for Stock-Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This Statement is effective for the year ending December 31, 2005. It is not expected to have a significant impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Provisions of SFAS No. 148 were effective for the Company on December 31, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of Statement No. 146 did not have a significant impact on the Company's results of operations or financial position.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

In November 2004 the FASB issued Statement No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement if effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement is not expected to have a significant impact on the Company's results of operations or financial position.

The FASB has issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-02, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. This Statement is effective for fiscal years beginning after June 15, 2005 and is not expected to have a significant impact on the Company's results of operations or financial position.

The FASB issued Statement No. 153, Exchanges of Nonmonetary Assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in the Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 and is not expected to have a significant impact on the Company's results of operations or financial position.


16. Discontinued Operations

On March 7, 2004, management filed a petition in federal bankruptcy court on behalf of HES under Chapter 7 of the Bankruptcy Code. As a result, the assets and liabilities of HES are shown in the accompanying balance sheet under the captions "Assets to be disposed of" and "Liabilities to be disposed of". No gain or loss has been reflected in the 2004 Statement of Operations as it is anticipated that the result of the bankruptcy proceedings will be a gain on the extinguishments of debt. Since HES was inactive for the periods presented, no gains or losses from discontinued operations have been reflected in the Statement of Operations.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

The case remains in federal bankruptcy court. The ultimate disposition of the assets and liabilities of HES and the timing of such disposition will be at the discretion of the federal bankruptcy trustee.

Item 8. Changes in and disagreements with accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
Not applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

a)  Identification of Directors
                                                              FIRST ELECTED
      NAME                 AGE      POSITION                  DIRECTOR
--------------------------------------------------------------------------------
Richard E. Appleby         65       Director                  4/25/1985
Glen Hjort                 52       Director                  2/16/1998
Frank E. Hsu               59       Director                  6/24/2002
Richard Kao                64       Director                  6/28/1999
Michael J. Luciano         51       Director                  2/16/1998
L. Craig Cary Smith        55       Director                  4/25/1985
Daniel D. Smozanek         79       Director                  4/25/1985

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b) Identification of Executive Officers.

      NAME                          AGE     POSITION              OFFICER SINCE
-------------------------------------------------------------------------------
Richard E. Appleby                  65      Vice President           4/25/1985
Glen Hjort                          52      Chief Financial Officer  6/28/1999
Frank E. Hsu                        59      Chief Operating Officer  6/24/2002
Robert D. Little                    55      Secretary                1/03/1991
Michael J. Luciano                  51      Chairman & CEO           2/16/1998
Daniel D. Smozanek                  79        Treasurer              4/25/1985

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c) Identification of Certain Significant Employees.

As of December 31, 2004, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

d)   Family Relations

Michael J. Luciano, Chairman of the Board of Directors and Chief Executive Officer is the nephew of Richard E. Appleby, Vice President and Director. There are no other family relationships, whether by blood, marriage, or adoption, between any executives and/or directors.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

e)  Business Experience


Background

Michael J. Luciano was elected Chairman and Chief Executive Officer in 1999. In 1998, he was named Senior Vice President and elected a director. His continuing responsibilities in addition to overall company management include negotiating ventures and business opportunities in the U.S., Europe, Asia, and Africa. Mr. Luciano was a co-owner of Morris County Sanitation Services, Inc. in East Hanover, New Jersey where he was responsible for acquisitions, governmental regulatory permitting and compliance. He is also the owner of MJL & associates involved in consulting services specializing in solid waste facilities, permitting, construction and operations. Mr. Luciano resides in Mt. Arlington, New Jersey.

Glen Hjort was elected Chief Financial Officer in 1999 and has been a Director since 1998. Mr. Hjort is a certified public accountant with over twenty five years experience providing services to numerous corporate clients in a wide variety of industries. Mr. Hjort resides in Palatine, Illinois.

Frank E. Hsu is Chief Operating Officer and was elected Director in 2002. Mr. Hsu is a registered professional engineer with 29 years of experience in design, manufacturing and construction of air pollution control equipment and solid waste disposal systems. He holds a B.S. Degree in Civil engineering from Taiwan Chen Kung University, an M.S. Degree in Environmental Engineering from New Jersey Institute of Technology and an MBA Degree from Fairleigh Dickinson University. Prior to joining AirPol in 1990, Mr. Hsu was Engineering Director of Belco Pollution Control Corp. In addition to his engineering and business management background, he also has extensive experience in international sales, marketing and project execution. Mr. Hsu resides in Warren, New Jersey.

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

Robert D.  Little is  Secretary  of the  Company.  He is a  graduate  of Central
Washington University with a Bachelor of Arts Degree in Sociology; graduate studies at the University of Washington in Education and earned his Teacher Certification at Seattle University. From 1985 to the present, Mr. Little has been Manager for MPM and became Secretary of MPM in 1991. Mr. Little is the owner of R.D. Little Company which specializes in assisting small public companies with shareholder and investor relations from 1985 to the present. Mr. Little resides in Spokane, Washington.

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

f) Involvement in Certain Legal Proceedings.

     Not Applicable

g) Promoter and Control Persons.

     Not Applicable

Item 10.  Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 2004 and 2003.

Summary Compensation Table
--------------------------


                                        Annual Compensation
                                        --------------------
Name and
Principal
Position  Year         Salary         Bonus(s)    Compensation   Awards(s)   ($)SARs   ($)Payout(s)   ($) Compensation
----------------------------------------------------------------------------------------------------------------------
Michael J.
Luciano   2004                      $120,000
CEO       2003                      $300,000 (1)

Robert D. (2)
Little        2004                  $ 57,200
Secretary  2003                     $ 53,416


(1) Of the $300,000, $150,000 was paid in cash with the balance accrued for payment at such time as the Board of Directors deems appropriate.

(2) MPM contracts with Mr. Little for its shareholder relations services. Expenses related to this were $71,636 and $53,416 for 2004 and 2003, respectively.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------


Option Grants In 2004 Fiscal Year Individual Grants Individual Grants

                                                                        Market
                            % of Total                                  Price on
              Options       Options Granted         Exercise or         Date of               Expiration
Name          Granted       In Fiscal Year          Base Price          Grant                 Date
--------      -------       ---------------         ----------          ------------          ------------
                                      NONE


Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2003
Option/SAR Values


                                                                                Number of
                                                                                Securities       Value of
                                                                                Underlying       Unexercised
                                                                                Unexercised      In-The-Money
                                                                                Options/SARs     Options/SARs
                            Shares                                              At FY-End(#)     At FY-End
                            Acquired                  Value                     Exercisable/     Exercisable/
Name                        On Exercise               Realized ($)              Unexercisable    Unexercisable
--------------------------------------------------------------------------------------------------------------
Michael J. Luciano          None                                                621,890            $105,721
                                                                                Exercisable

Robert D. Little            None                                                260,223            $ 44,238
                                                                                Exercisable

L. Craig Cary Smith         None                                                245,389            $ 41,716
                                                                                Exercisable

Frank E. Hsu                None                                                140,000            $ 23,800
                                                                                Exercisable

Glen Hjort                  None                                                90,000             $ 15,300
                                                                                Exercisable

Richard E. Appleby          None                                                38,000             $ 24,700
                                                                                Exercisable

Daniel D. Smozanek          None                                                8,000              $  5,200
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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

Except as noted in part b. below, no person or group was known by the Registrant except as noted below to own more than five percent (5%) of its common stock at December 31, 2004.

b) Security Ownership of Management as of April 1, 2005.

The following table sets forth, as of April 1, 2005 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.


 Title of         Name of                            Amount and Nature of       Percent
 Class            Beneficial Owner                   Beneficial Ownership[1]    of Class
----------        -----------------                  ------------------------   ----------------
Common            Michael J. Luciano                 973,910[2]                     21.71
Common            Robert D. Little                   267,966                         5.97
Common            L. Craig Cary Smith                246,724                         5.50
Common            Richard E. Appleby                 221,155                         4.93
Common            Frank E. Hsu                       176,404                         3.93
Common            Daniel D. Smozanek                 160,257                         3.57
Common            Glen Hjort                         101,833                         2.27
Common            Richard Kao                         64,222                         1.43
Common            As A Group                       2,211,136                        49.30

[1] Includes options available for exercise aggregating 1,403,502 shares for the entire group.

[2] Does not include 396,509 shares (8.84%) of the Company's outstanding shares including options available for exercise owned by a trust for which Mr. Luciano is the Trustee.


c)   Changes in Control.

There are no contractual arrangements of any kind, known to MPM, which may at a subsequent date result in a change in control of MPM.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

Item 12.  Certain Relationships and Related Transactions

a) Transactions with Management and Others.

No Officers or Directors of MPM, or nominees for election as Director, or beneficial owners of more than five percent of MPM's voting stock, or members of their immediate families had any material transactions with MPM other than as set forth in part b. of this item.

b) Certain Business Relationships.

In September 2001, Michael J. Luciano, Chairman and Chief Executive Officer loaned the Company approximately $600,000 evidenced by a convertible promissory note. Under the terms of the promissory note, the principal and any unpaid accrued interest may be converted to common stock at the option of the note holder.

Under the terms of an agreement with Michael J. Luciano, Chairman and Chief Executive Officer, in April 1999, MPM issued 150,000 shares of its common stock at the then current market price of $2.00 in exchange for $300,000 cash. MPM also issued convertible debentures aggregating $400,000 which were convertible to common stock at the discounted price of $0.40 per share. These debentures were converted concurrently with the stock issue and resulted in an additional 333,333 shares being issued. The discount of $266,666 was treated as a financing charge against MPM's income for 1999. At the same time, MPM issued a note payable to Mr. Luciano in the amount of $400,000 with interest only payments monthly through March 2004 and the entire principal balance due in April 2004. In 2000, MPM issued 100,000 shares of its common stock in settlement of the debt.

At December 31, 2004 and 2003, Richard Appleby was owed $282,741.33 and $210,296.45, respectively, pursuant to unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of the company owns R.D. Little Co. For the years ended December 31, 2004 and 2003, MPM paid $71,636 and $53,416 for these services, respectively.

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

(B) Reports on Form 8-K

        None

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


MPM Technologies, Inc.

         By: /s/ Michael J. Luciano
         --------------------------------------------
         Title:  Chariman and Chief Executive Officer

         Date: May 9, 2005


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Michael J. Luciano                 /s/ Glen Hjort
----------------------------------    -----------------------------------------
Michael J. Luciano                     Glen Hjort
Chairman & Chief Executive Officer     Chief Financial Officer & Director
Dated:  May 9, 2005                    Dated:  May 9, 2005


/s/ Frank E. Hsu                       /s/ Daniel D. Smozanek
----------------------------------    -----------------------------------------
Frank E. Hsu                           Daniel D. Smozanek
Chief Operating Officer & Director     Treasurer & Director
Dated:  May 9, 2005                    Dated:  May 9, 2005


/s/ Richard E. Appleby                /s/ L. Craig Cary Smith
----------------------------------    -----------------------------------------
Richard E. Appleby                    L. Craig Cary Smith
Vice President & Director             Director
Dated:  May 9, 2005                   Dated:  May 9, 2005


/s/ Richard Kao
----------------------------------
Richard Kao
Director
Dated:   May 9, 2005

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------


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



Date: May 9, 2005                           /s/ Michael J. Luciano
-----------------                           --------------------------------
                                                Chief Executive Officer

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

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



Date: May 9, 2005                                    /s/ Glen Hjort
                                                     -----------------------
                                                     Chief Financial Officer