Form 10QSB
period 2005-03-31
MPM TECHNOLOGIES INC
filed 2005-06-13
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                      For the quarter ended March 31, 2005
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         Washington                                             81-0436060
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

      199 Pomeroy Road
       Parsippany, NJ                                             07054
-------------------------------                           ----------------------
   (Address of principal                                        (Zip Code)
     executive offices)



Issuer's telephone number, including area code: 973-428-5009

As of June 3, 2005, the registrant had outstanding 3,183,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Financial Statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                     MARCH 31,      DECEMBER 31,
                                                       2005             2004
                                                   -------------   -------------
                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents                       $     55,930    $      6,778
   Accounts receivable, net of allowance for

   Costs and estimated earnings in excess of

    billings
   Costs and estimated earnings in excess of
    billings                                             84,246         129,444
   Other current assets                                  45,236          42,385
   Assets to be disposed of                               2,995           2,995
                                                   -------------   -------------
         Total current assets                           410,574         303,252
                                                   -------------   -------------
   Property, plant and equipment, net                    57,921          67,708
   Mineral properties held for sale                   1,070,368       1,070,368
   Prepaid royalty                                      273,000         273,000
   Purchased intangible, net of accumulated
    amortization of $489,375 and $472,500               185,625         202,500
   Investments at equity                                119,577         119,577
   Other assets, net                                     88,918          88,918
                                                   -------------   -------------
                                                   $  2,205,983    $  2,125,323
                                                   =============   =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $  1,171,899    $  1,125,978
   Accrued expenses                                      82,153          88,340
   Billings in excess of costs and estimated
    earnings                                            330,870         334,764
   Related party debt                                 4,421,519       4,200,462
   Liabilities to be disposed of                      2,664,917       2,664,917
                                                   -------------   -------------
         Total current liabilities                    8,671,358       8,414,461
                                                   -------------   -------------
   Notes payable                                      3,085,075       3,085,075
                                                   -------------   -------------
         Total liabilities                           11,756,433      11,499,536
                                                   -------------   -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no stated value, 10,000,000
    shares authorized, no shares issued or
    outstanding
   Common stock, $.001 par value, 100,000,000
    shares authorized, 3,183,064 shares issued and
    outstanding                                           3,183           3,183
   Additional paid-in capital                        11,313,019      11,313,019
   Accumulated deficit                              (20,866,652)    (20,690,415)
                                                   -------------   -------------
         Total stockholders' equity                  (9,550,450)     (9,374,213)
                                                   -------------   -------------
                                                   $  2,205,983    $  2,125,323
                                                   =============   =============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                       2005            2004
                                                   -------------   -------------

Revenues                                           $    468,756    $    471,330
Cost of sales                                           199,644         142,556
                                                   -------------   -------------
Gross margin                                            269,112         328,774
                                                   -------------   -------------
Selling, general and administrative expenses            354,606         607,641
Loss from operations                                    (85,494)       (278,867)
                                                   -------------   -------------
Other income (expense):
   Gain on payables settlements                               -         345,568
   Interest expense                                    (112,658)       (169,356)
   Miscellaneous                                         21,915          40,348
                                                   -------------   -------------
Net other income (expense)                              (90,743)        216,560
                                                   -------------   -------------
Net loss from continuing operations                     176,237          62,307
Net income (loss) from discontinued operations                -               -
                                                   -------------   -------------
Net loss                                              ($176,237)       ($62,307)
                                                   =============   =============

Income per share - basic and diluted:
   Net loss                                              ($0.06)         ($0.02)
                                                   =============   =============

Weighted average shares of common stock
 outstanding -
   Basic and diluted                                  3,183,064       3,183,064
                                                   =============   =============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                        2005            2004
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                         ($176,237)       ($62,307)
   Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                     26,662          67,622
       Change in assets and liabilities:
          Accounts receivable                          (100.517)       (150,213)
          Costs and estimated earnings in excess
           of billings                                   45,198           5,824
          Other current assets                           (2,851)              -
          Other assets                                        -          31,595
          Accounts payable and accrued expenses         (29,030)       (768,779)
          Billings in excess of costs and estimated
           earnings                                      64,870          10,583
                                                   -------------   -------------
       Cash used in continuing operations              (171,905)       (865,675)
                                                   -----------------------------

   Loss from discontinued operations                          -               -
   Increase (decrease) in net assets of
    discontinued operations                                   -               -
                                                   -------------   -------------
       Cash provided by discontinued operations               -               -
                                                   -----------------------------

Net cash (used in) operating activities                (171,905)       (865,675)
                                                   -------------   -------------

Cash flows from financing activities:
   Proceeds from related party debt                     221,057         754,286
   Proceeds from debt financing                               -         102,546
                                                   -------------   -------------
Net cash provided by financing activities               221,057         856,832
                                                   -------------   -------------
Net decrease in cash and cash equivalents                49,152          (8,843)
Cash and cash equivalents, beginning of period            6,778           8,843
                                                   -------------   -------------
Cash and cash equivalents, end of period           $     55,930    $          0
                                                   =============   =============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
          Interest                                 $        953    $          -
          Income taxes                             $      3,000    $          -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.   Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2004. Since certain information and footnote disclosures normally included int financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements of the Company as of December 31, 2004. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustements and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjusstments consisted only of those of a normal recurring nature. Results of operations for the three months ended March 31, 2005 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2005.


2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Three Months Ended March 31, 2005
--------------------------------------------------------------------------------

                                                            Weighted-
                                                 Net         Average   Per-Share
                                                 Loss        Shares      Amount
                                              ----------   ----------- ---------
Basic EPS
Income available to common stockholders       ($176,237)    3,183,064   ($0.06)

Effect of Dilutive Securities
Common stock options                                  -     1,854,008        -
                                              ----------   ----------- ---------

Diluted EPS
Income available to common stockholders -
 assumed conversions                          ($176,237)    5,037,072   ($0.06)
                                              ==========   =========== =========

For the Three Months Ended March 31, 2004
--------------------------------------------------------------------------------

                                                            Weighted-
                                                 Net         Average   Per-Share
                                                 Loss        Shares      Amount
                                              ----------   ----------- ---------
Basic EPS
Income available to common stockholders        $(62,307)    3,183,064   $(0.02)

Effect of Dilutive Securities
Common stock options                                  -     1,854,008        -
                                              ----------   ----------- ---------

Diluted EPS
Income available to common stockholders -
 assumed conversions                           $(62,307)    5,037,072   $(0.02)
                                              ==========   =========== =========


3.   Discontinued Operations

On March 7, 2004, management filed a petition in federal court for HES under Chapter 7 of the Bankruptcy Code. HES had been an inactive corporation for some time prior to the filing. Since there were no operations of HES in 2005 or 2004, there was no income or loss from discontinued operations. The disposition of the assets and liabilities of HES will be determined by the Bankruptcy Court.

The assets of HES are presented on the accompanying balance sheets as "Assets to be disposed of" and are comprised of the following:

                 Cash                    $   482
                 Fixed assets, net         1,821
                 Other assets                692
                                         --------

                 Total                   $ 2,995
                                         --------

The liabilities of HES are presented on the accompanying balance sheets as "Liabilities to be disposed of" and are comprised of the following:

                 Accounts payable      $ 1,192,632
                 Accrued expenses          478,618
                 Note payable              993,667
                                       ------------

                 Total                 $ 2,664,917
                                       ------------


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

AirPol is an active continuing concern. As noted above, and discussed below, HES filed a petition in federal Bankruptcy court on March 7,2004 under Chapter 7 of the U.S. Bankruptcy Code. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2005 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss for the three months ended March 31, 2005 was $176,237 or $0.06 per share compared to net loss of $62,307 or $0.02 per share for the three months ended March 31, 2004.

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

Three months ended March 31, 2005 as compared to three months ended March 31,
-----------------------------------------------------------------------------
2004
----
For the three months ended 3/31/05, MPM had a net loss of $176,237 or $0.06 per share compared to net loss of $62,307, or $0.02 per share for the three months ended 3/31/04. Revenues decreased 0.5% to $468,756 for the three months ended 3/31/05 compared to $471,330 for the three months ended 3/31/04.

Costs of sales increased 40.0% to $199,644 for the three months ended March 31, 2005 as compared to $142,556 for the three months ended March 31, 2004. Operating expenses decreased 41.6% to $354,606 for the three months ended March 31, 2005 compared to $607,641 three months ended March 31, 2004.

The Company currently has a backlog of approximately $1.1 million. Management believes that this backlog will be consumed during the rest of fiscal year 2005.

Financial Condition and Liquidity
---------------------------------
For the three months ended March 31, 2005, the Company relied on loans from an officers/director to fund its operations. Working capital deficit at 3/31/05 was $8,072,123 compared to $7,150,723 at 12/31/04.

Management expects that MPM will significantly slow its losses and additional cash outflows for the balance of 2005. Additional restructuring and responsibility reassignments are planned for the second and third quarters. Management plans to be at break even by the end of the third quarter. There is no assurance that management will be successful in attaining thus goal.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Management filed a bankruptcy petition on behalf of HES in federal court under Chapter 7 of the United States Bankruptcy Code on March 7, 2004. The matter is still pending, and the final disposition of the assets and liabilities of HES will be determined by the bankruptcy court.


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

None.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          MPM Technologies, Inc.


June 8, 2005                                              /s/ Michael J. Luciano
------------                                              ----------------------
   (date)                                                 Michael J. Luciano
                                                          Chairman & CEO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Michael J. Luciano
----------------------
Michael J. Luciano
Chairman and Chief Executive Officer
June 8, 2005

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


Date: June 8, 2005                                   /s Michael J. Luciano
------------------                                   ---------------------
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


Date:  June 8, 2005                                  /s/ Glen Hjort
-------------------                                  -----------------------
                                                     Glen Hjort
                                                     Chief Financial Officer