Form 10KSB/A
period 2004-12-31
MPM TECHNOLOGIES INC
filed 2005-07-01
CIK 799268

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

PART 1
PART 11
ITEM 7. FINANCIAL STATEMENTS
PART III
CERTIFICATION

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

Date: June 29, 2005

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

a)  Market Information

On February 18, 2003 MPM common stock began trading on the OTC Bulletin Board under the trading symbol MPML The following table shows quarterly high and low bid prices for 2004 and 2003 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                 High Bid          Low Bid
                                                 --------          -------
2004
----
First Quarter                                     $  .25           $  .18
Second Quarter                                       .25              .15
Third Quarter                                        .35              .21
Fourth Quarter                                       .65              .22

2003
----
First Quarter                                     $  .25           $  .18
Second Quarter                                       .25              .15
Third Quarter                                        .35              .21
Fourth Quarter                                       .65              .22

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

2004 COMPARED TO 2003

Revenues decreased $1,269,264 (41%) from $3,119,212 in 2003 to $1,849,948 in
2004. The net loss for 2004was $1,905,446 or $0.60 per share compared to $3,961,318 or $1.27 per share in 2003.

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

Following is a summary from MPM's consolidated statements of cash flows:

                                                   Year ended
                                                   December 31,
                                                  -------------

                                                       2004            2003
                                                       ----            ----

    Net cash used in operating activities         $ (1,892,543)   $ (3,335,451)

    Net cash used in investing activities                    -               -

    Net cash provided by financing activities        1,890,478       3,331,402
                                                  -------------   -------------

    Net decrease in cash and cash equivalents     $     (2,065)   $     (4,049)
                                                  =============   =============

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet as of December 31, 2004...........................F-3

Consolidated Statements of Operations for the years ended December 31,
 2004 and 2003...............................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2004 and 2003..................................................F-5

Consolidated Statements of Cash Flows for the years ended December
 31, 2004 and 2003....................................................F-6 to F-7

Summary of Accounting Policies.......................................F-8 to F-10

Notes to Consolidated Financial Statements..........................F-11 to F-19

           Report of the Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate any significant revenues, has negative cash flows from operations and has a working capital deficiency of $8,111,209 at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17 to the consolidated financial statements, management has corrected the classification of a liability and enhanced presentation and disclosure of the consolidated financial statements. These changes have no effect on the financial position or results of operations for the years presented.

Rosenberg Rich Baker Berman & Co.
Bridgewater, New Jersey
May 12, 2005 (except for Note 17 as to which the date is June 24, 2005)

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

Current assets:
  Cash and cash equivalents                                      $       6,778
  Accounts receivable, less allowance for doubtful accounts of
   $154,047 (Note 10)                                                  121,650
  Costs and estimated earnings in excess of billings (Notes 1
   and 2)                                                              129,444
  Other current assets                                                  42,385
  Assets to be disposed of (Note 16)                                     2,995
                                                                 --------------
      Total current assets                                             303,252
                                                                 --------------
Property, plant and equipment (Notes 1 and 4)                           67,708
Mineral property held for investment (Note 11)                       1,070,368
Prepaid royalty (Note 12)                                              273,000
Purchased intangible, net of accumulated amortization of
 $472,500 (Note 14)                                                    202,500
Investments - at equity (Note 3)                                       119,577
Other assets, net                                                       88,918
                                                                 --------------
                                                                 $   2,125,323
                                                                 ==============

                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Accounts payable (Note 1)                                      $   1,125,978
  Accrued expenses (Note 1)                                             88,340
  Billings in excess of costs and estimated earnings (Notes 1, 2
   and 17)                                                             334,764
  Related party debt (Note 6)                                        4,200,462
  Liabilities to be disposed of (Notes 16 and 17)                    2,664,917
                                                                 --------------
      Total current liabilities                                      8,414,461

  Notes payable (Note 5)                                             3,085,075
                                                                 --------------
      Total liabilities                                             11,499,536
                                                                 --------------
Commitments and contingencies (Notes 7)
Stockholders' equity (deficiency) (Note 9):
  Common stock, $0.001 par value; 100,000,000 shares authorized;
   3,183,064 shares issued and outstanding                               3,183
  Additional paid-in capital                                        11,313,019
  Accumulated deficit                                             (20,690,415)
                                                                 --------------
      Total stockholders' equity (deficiency)                       (9,374,213)
                                                                 --------------
                                                                 $   2,125,323
                                                                 ==============


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year Ended December 31,
                                                  -----------------------------
                                                      2004             2003
                                                  -------------   -------------

Revenues (Notes 2)                                $  1,849,948    $  3,119,212
Cost of sales                                       (1,031,102)     (2,782,165)
                                                  -------------   -------------
Gross margin                                           818,846         337,047
Selling, general and administrative expenses        (2,031,060)     (3,620,964)
                                                  -------------   -------------

Loss from operations                                (1,212,214)     (3,283,917)
                                                  -------------   -------------

Other income (expense):
 Provision for pending lawsuit settlement                    -        (308,546)
 Gain on settlement                                    253,317         160,348
 Interest expense (Note 6)                            (500,455)       (562,398)
 Equity in earnings (loss) of unconsolidated
  jointly owned company                                 12,795         (66,272)
 Other income (expense), net                          (458,889)         99,467
                                                  -------------   -------------
Net other expense                                     (693,232)       (677,401)
                                                  -------------   -------------
Net loss from continuing operations                 (1,905,446)     (3,936,184)
                                                  -------------   -------------
Net loss from discontinued operations                        -         (25,134)
                                                  -------------   -------------
Net loss                                          $ (1,905,446)   $ (3,961,318)
                                                  =============   =============

Loss per share from continuing operations - basic
 and diluted                                      $      (0.60)   $      (1.31)
Loss per share from discontinued operations -
 basic and diluted                                       (0.00)          (0.00)
                                                  -------------   -------------
Loss per share - basic and diluted:               $      (0.60)   $      (1.31)
                                                  =============   =============

Weighted average shares of common stock
 outstanding - basic and diluted                     3,183,064       3,021,040
                                                  =============   =============

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                Total
                                          Common Stock         Additional                   Stockholders'
                                      ---------------------     Paid-In       Accumulated      Equity
                                        Shares      Amount      Capital         Deficit      (Deficiency)
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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                        -----------------------------
                                                                            2004            2003
                                                                        -------------   -------------

Cash flows from operating activities:
 Net loss                                                               $ (1,905,446)   $ (2,895,144)
 Adjustments to reconcile net loss to net cash
 (used in) operating activities:
  Depreciation and amortization                                              221,670         345,568
  Stock based compensation                                                         -          47,032
  Loss on disposition of fixed assets                                        708,080         174,673
  (Gain)/Loss on minority owned joint venture                                (12,795)         66,272
  Loss on write-off of leasehold improvements due to terminated lease              -          12,980
  Change in assets and liabilities:
    Accounts receivable                                                      184,896         684,837
    Costs and estimated earnings in excess of billings                       (47,194)        408,641
    Inventories                                                                    -          29,604
    Other current assets                                                       8,357               -
    Other assets                                                              12,359           7,916
    Accounts payable and accrued expenses                                   (811,131)     (1,712,079)
    Billings in excess of costs and estimated earnings                       143,743          29,619
    Other current liabilities                                                      -               -
                                                                        -------------   -------------
Cash (used in) continuing operations                                      (1,497,461)     (2,800,081)
                                                                        -------------   -------------

Gain/(loss) from discontinued operations                                           -         (25,134)
Decrease in net assets of discontinued operations                            395,082         510,236
                                                                        -------------   -------------
Cash provided by (used in) discontinued operations                           395,082        (535,370)
                                                                        -------------   -------------

Net cash (used in) operating activities                                   (1,892,543)     (3,335,451)
                                                                        -------------   -------------

Cash flows from financing activities:
 Borrowings from related parties                                           1,575,193         447,665
 Proceeds from long-term debt                                                315,285       2,883,737
                                                                        -------------   -------------
Net cash provided by financing activities                                  1,890,478       3,331,402
                                                                        -------------   -------------

Net (decrease) in cash and cash equivalents                                   (2,065)         (4,049)
Cash and cash equivalents, beginning of year                                   8,843          12,892
                                                                        -------------   -------------
Cash and cash equivalents, end of year                                  $      6,778    $      8,843
                                                                        =============   =============

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended
                                                                 December 31,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
    Interest................................................ $ 4,227    $ 3,679


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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of July 2, 1998, the fair values of assets acquired and liabilities assumed were as follows:

     Costs and estimated earnings in excess of billings.............. $ 248,038
     Plant, property and equipment...................................    89,539
     Goodwill........................................................   760,532
     Accrued expenses................................................   (15,751)
     Billings in excess of costs and estimated earnings..............  (547,748)
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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

2. Costs and Estimated Earnings on Contracts in Progress

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of December 31, 2004.


     Costs incurred on contracts in progress....................... $ 9,610,709
     Estimated earnings............................................     940,604
                                                                    ------------
                                                                     10,551,313
     Less billings to date.........................................  10,756,633
                                                                    ------------
                                                                    $  (205,320)
                                                                    ============

The above accounts are shown in the accompanying consolidated balance sheets under these captions at December 31, 2004.


     Costs and estimated earnings in excess of billings............ $   129,444
     Billings in excess of costs and estimated earnings............    (334,764)
                                                                    ------------
                                                                    $  (205,320)
                                                                    ============

3. Investments at Equity

Investments in unconsolidated jointly owned companies in which the company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

At December 31, 2004 the Company's investment accounted for using the equity consists of a 40% ownership in Sunic- AirPol, Inc. As a result of this investment, the Company recognized $12,795 of income and $66,272 of loss for the years ended December 31, 2004 and 2003, respectivley.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2004:

     Equipment..................................................... $   295,953
     Furniture and fixtures........................................      31,008
                                                                    ------------
                                                                        326,961
     Less accumulated depreciation.................................     259,253
                                                                    ------------
                                                                    $    67,708
                                                                    ============

Depreciation expense charged to operations was $152,165 and $293,230 in 2004 and 2003, respectively. In 2004, equipment was deemed to be permanently impaired in the amount of $708,080, and was charged to expense.

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

7. Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2008. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are as follows:

     Year Ending December 31,
         2005...................................................... $   169,776
         2006......................................................     169,776
         2007......................................................     169,776
         Thereafter................................................      28,296
                                                                    ------------
                                                                    $   537,624
                                                                    ============

Rent expense for the years ended December 31, 2004 and 2003 was $131,108 and $200,393, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through April 2007. The agreement may be terminated by the Company at any time.

The Company is a defendant in various lawsuits, some of which seek substantial monetary damages. The lawsuits include those brought against the Company for breach of contract. The estimated losses as a result of the lawsuits total $381,300 and was recorded as a charge to income on the 2003 consolidated statement of operations.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

8. Income Taxes

As of December 31, 2004 the significant components of the Company's net deferred tax asset is as follows:


     Net operating loss carryforward............................... $ 4,704,000
     Differences between book and tax depreciation.................     220,000
     Goodwill and purchase asset adjustments.......................      10,000
     Writedown of mineral properties...............................     136,000
     Other.........................................................      40,000
                                                                    ------------
                                                                      5,110,000
     Less: valuation allowance.....................................   5,110,000
                                                                    ------------
                                                                    $         -
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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                       Weighted
                                                                       Average
                                                                        Option
                                                          Options        Price
                                                        ------------  ----------


     Outstanding at January 1, 2003                       1,451,258   $    2.11
     Granted                                                 50,000        0.22
     Exercised                                              (10,000)      (0.90)
     Expired                                                      -           -
                                                        ------------  ----------

     Outstanding at January 1, 2004................       1,864,508        1.83
     Granted.......................................               -           -
     Exercised.....................................               -           -
     Expired.......................................               -           -
                                                        ------------  ----------

     Outstanding at December 31, 2004..............       1,864,508   $    1.83
                                                        ============  ==========

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

                                                        Year Ended December 31,
                                                          2004          2003
                                                      -------------  -----------

     Net loss........................................
       As reported................................... $ (1,905,446)  (3,961,318)
       Pro forma..................................... $ (1,905,446)  (4,043,968)

     Loss per share..................................
       As reported................................... $      (0.60)       (1.31)
       Pro forma......................................$      (0.60)       (1.34)


The following table summarizes information about stock options outstanding at December 31, 2004:

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                                                Options
                             Number          Weighted       Outstanding and
         Range of          Outstanding        Average     Exercisable Weighted
         Exercise        and Exercisable     Exercise      Average Remaining
          Prices           at 12/31/04         Price    Contractual Life (Years)
     ----------------   -----------------   ----------  ------------------------

     $          0.22             413,250    $    0.22              8.8
     $ 0.88 - $ 0.90             164,591    $    0.89              3.6
     $          2.00             710,000    $    2.00              6.4
     $          2.70             450,000    $    2.70              7.8
     $          3.00             126,667    $    3.00              6.5
                        -----------------               ------------------------

     $ 0.22 - $ 3.00           1,864,508    $    1.74              7.0
                        =================               ========================

10. Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31, 2004.


         Balance, beginning of year..............................   $    15,047
         Charged to (deducted from) expense......................       139,000
         Write-offs, net of recoveries...........................             -
                                                                    ------------
         Balance, end of year....................................   $   154,047
                                                                    ============

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

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

16. Discontinued Operations

On March 7, 2004, management filed a petition in federal bankruptcy court on behalf of HES under Chapter 7 of the Bankruptcy Code. No gain or loss has been reflected in the 2004 Statement of Operations as it is anticipated that the result of the bankruptcy proceedings will be gains from the extinguishment of debt and operations ceased early in 2003. The case remains in federal bankruptcy court. The ultimate disposition of the assets and liabilities of HES and the timing of such disposition will be at the discretion of the federal bankruptcy trustee.

The assets of HES are shown on the accompanying balance sheet as "Assets to be disposed of" and are comprised of the follwing:

     Cash                          $   482
     Fixed assets, net               1,821
     Other assets                      692
                                   --------

     Total                         $ 2,995
                                   --------

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

The liabilities of HES are shown on the accompanying balance sheet as "Liabilities to be disposed of" and are comprised of the following:

     Accounts payable          $ 1,192,632
     Accrued expenses              478,618
     Note payable                  993,667
                               ------------

     Total                     $ 2,664,917


17. Restatement

Management has identified a liability that was misclassified on the accompanying balance sheet. The result of the correction increased "Billings in excess of costs and estimated earnings" and decreased "Liabilities to be disposed of" by $68,764.

Management has also reevaluated the presentation of the financial statements and completeness of the accompanying footnotes. As a result, management has enhanced presentation and expanded certain disclosures.

The aforementioned changes to the consolidated financial statements have no effect on the financial position and results of operations for the years ended December 31, 2004 and 2003.

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

Summary Compensation Table
--------------------------
                                        Annual Compensation
Name and
Principal
Position      Year     Salary     Bonus(s)  Compensation  Awards(s) ($)SARs ($)Payout(s) ($) Compensation
---------------------------------------------------------------------------------------------------------
Michael J.
Luciano       2004   $ 120,000
CEO           2003   $ 300,000 (1)

Robert D. (2)
Little        2004                           $  57,200
Secretary     2003                           $  53,416

(1) Of the $300,000, $150,000 was paid in cash with the balance accrued for payment at such time as the Board of Directors deems appropriate.

(2)  MPM contracts with Mr. Little for its shareholder relations services.
     Expenses related to this were $71,636 and $53,416 for 2004 and 2003, respectively.

Option Grants In 2004 Fiscal Year Individual Grants Individual Grants
---------------------------------------------------------------------
                                                     Market
                     % of Total                      Price on
        Options    Options Granted    Exercise or    Date of     Expiration
Name    Granted     In Fiscal Year    Base Price     Grant          Date
----    -------    ----------------   -----------    --------    ----------

                                         NONE


Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2003 Option/SAR
Values
--------------------------------------------------------------------------------

                                                Number of
                                                Securities         Value of
                                                Underlying         Unexercised
                                                Unexercised        In-The-Money
                                                Options/SARs       Options/SARs
                     Shares                     At FY-End (#)      At FY-End
                     Acquired     Value         Exercisable/       Exercisable/
Name                 On Exercise  Realized ($)  Unexercisable      Unexercisable
--------------------------------------------------------------------------------

Michael J. Luciano      None                     621,890             $ 105,721
                                                 Exercisable

Robert D. Little        None                     60,223              $  44,238
                                                 Exercisable

L. Craig Cary Smith     None                     45,389              $  41,716
                                                 Exercisable

Frank E. Hsu            None                     140,000             $  23,800
                                                 Exercisable

Glen Hjort              None                     90,000              $  15,300
                                                 Exercisable

Richard E. Appleby      None                     38,000              $  24,700
                                                 Exercisable

Daniel D. Smozanek      None                     8,000               $   5,200
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

At December 31, 2004 and 2003, Richard Appleby was owed $282,741 and $210,296, respectively, pursuant to unsecured demand notes.

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

c)  Other Information

    None

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Exhibits and Financial Statements have been previously reported or are being shown as an exhibit in this Form 10-KSB/A

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

         Date: June 29, 2005


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Michael J. Luciano                        /s/ Glen Hjort
----------------------                        --------------
Michael J. Luciano                            Glen Hjort
Chairman & Chief Executive Officer            Chief Financial Officer & Director
Dated: June 29, 2005                          Dated: June 29, 2005


/s/ Frank E. Hsu                              /s/ Daniel D. Smozanek
------------------                            ----------------------
Frank E. Hsu                                  Daniel D. Smozanek
Chief Operating Officer & Director            Treasurer & Director
Dated: June 29, 2005                          Dated: June 29, 2005


/s/ Richard E. Appleby                        /s/ L. Craig Cary Smith
----------------------                        -----------------------
Richard E. Appleby                            L. Craig Cary Smith
Vice President & Director                     Director
Dated: June 29, 2005                          Dated: June 29, 2005


/s/ Richard Kao
---------------
Richard Kao
Director
Dated: June 29, 2005

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Annual Report of MPM Technologies Inc. (the "Company") on Form 10KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael J. Luciano
----------------------

Michael J. Luciano
Chairman and Chief Executive Officer
June 29, 2005

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


Date: June 29, 2005                                  /s/ Michael J. Luciano
-------------------                                  ----------------------
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


Date: June 29, 2005                                  /s/ Glen Hjort
--------------------                                 --------------------
                                                     Glen Hjort
                                                     Chief Financial Officer