Form 10QSB
period 2005-06-30
MPM TECHNOLOGIES INC
filed 2005-08-16
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                       For the quarter ended June 30, 2005
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


          Washington                                           81-0436060
---------------------------------                       ------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

       199 Pomeroy Road
        Parsippany, NJ                                           07054
---------------------------------                       ------------------------
     (Address of principal                                     (Zip Code)
       executive offices)

Issuer's telephone number, including area code: 973-428-5009

As of August 2, 2005, the registrant had outstanding 3,183,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                     ASSETS

                                                    June 30,       December 31,
                                                      2005             2004
                                                 --------------   --------------
                                                  (UNAUDITED)

Current assets:
   Cash and cash equivalents                     $      13,290    $       6,778
   Accounts receivable, net of allowance for
    doubtful accounts of $154,000                      257,987          121,650
   Costs and estimated earnings in excess of
    billings                                            85,257          129,444
   Other current assets                                 87,937           42,385
   Assets to be disposed of                              2,995            2,995
                                                 --------------   --------------
       Total current assets                            447,466          303,252
                                                 --------------   --------------
   Property, plant and equipment, net                   48,397           67,708
   Mineral properties held for sale                  1,070,368        1,070,368
   Prepaid royalty                                     273,000          273,000
   Purchased intangible, net of accumulated
    amortization of $506,250 and $472,500              168,750          202,500
   Investments at equity                               119,577          119,577
   Other assets, net                                    88,918           88,918
                                                 --------------   --------------
                                                 $   2,216,476    $   2,125,323
                                                 ==============   ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $   1,120,566    $   1,125,978
   Accrued expenses                                     79,575           88,340
   Billings in excess of costs and estimated
    earnings                                           234,255          334,764
   Related party debt                                4,631,260        4,200,462
   Liabilities to be disposed of                     2,664,917        2,664,917
                                                 --------------   --------------
       Total current liabilities                     8,730,573        8,414,461
                                                 --------------   --------------
   Notes payable                                     3,085,075        3,085,075
                                                 --------------   --------------
       Total liabilities                            11,815,648       11,499,536
                                                 --------------   --------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no stated value, 10,000,000
    shares authorized, no shares issued or
    outstanding
   Common stock, $.001 par value, 100,000,000
    shares authorized, 3,183,064 shares issued
    and outstanding                                      3,183            3,183
   Additional paid-in capital                       11,313,019       11,313,019
   Accumulated deficit                             (20,915,374)     (20,690,415)
                                                 --------------   --------------
       Total stockholders' equity                   (9,599,172)      (9,374,213)
                                                 --------------   --------------
                                                 $   2,216,476    $   2,125,323
                                                 ==============   ==============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      Six Months Ended          Three Months Ended
                                                                           June 30,                    June 30,
                                                                 --------------------------  --------------------------
                                                                     2005         2004           2005          2004
                                                                 ------------  ------------  ------------  ------------

Revenues                                                         $ 1,119,939   $   959,938   $   651,183   $   488,608
Cost of sales                                                        461,795       546,365       262,151       403,809
                                                                 ------------  ------------  ------------  ------------
Gross margin                                                         658,144       413,573       389,032        84,799
Selling, general and administrative expenses                         707,010     1,179,281       352,346       571,640
                                                                 ------------  ------------  ------------  ------------
Income (loss) from operations                                        (48,866)     (765,708)       36,686      (486,841)
                                                                 ------------  ------------  ------------  ------------

Other income (expense):

   Gain on payables settlements, net of provision for lawsuits             -       220,846             -      (124,722)
   Interest expense                                                 (224,146)     (245,102)     (111,545)      (75,746)
   Miscellaneous                                                      48,053        78,086        26,138        37,738
                                                                 ------------  ------------  ------------  ------------
Net other income (expense)                                          (176,093)       53,830       (85,407)     (162,730)
                                                                 ------------  ------------  ------------  ------------
Net loss from continuing operations                                 (224,959)     (711,878)      (48,721)     (649,571)

Net income (loss) from discontinued operations                             -             -             -             -
                                                                 ------------  ------------  ------------  ------------
Net (loss)                                                       $  (224,959)  $  (711,878)  $   (48,721)  $  (649,571)
                                                                 ============  ============  ============  ============

Income per share - basic and diluted:
  Net (loss)                                                     $     (0.07)  $     (0.22)  $     (0.02)  $     (0.20)
                                                                 ============  ============  ============  ============

Weighted average shares of common stock outstanding -
 basic and diluted                                                 3,183,064     3,183,064     3,183,064     3,183,064
                                                                 ============  ============  ============  ============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                          2005          2004
                                                       -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) from continuing operations                $ (224,959)  $  (711,878)
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation and amortization                          53,061       135,206
    Change in assets and liabilities:
     Accounts receivable                                 (136,337)      (40,775)
     Costs and estimated earnings in excess of billings    44,187       (16,828)
     Inventories                                                -             -
     Other assets                                         (45,552)       15,829
     Accounts payable and accrued expenses                (14,177)     (622,750)
     Billings in excess of costs and estimated earnings  (100,509)       88,263
                                                       -----------  ------------
Cash used in continuing operations                       (424,286)   (1,152,933)
                                                       -----------  ------------

Income (loss) from discontinued operations                      -             -

Increase (decrease) in net assets of discontinued
 operations                                                     -             -
                                                       -----------  ------------

Cash used in discontinued operations                            -             -
                                                       -----------  ------------

Net cash used in operating activities                    (424,286)   (1,152,933)
                                                       -----------  ------------

Cash flows from financing activities:
  Proceeds from related party debt                        430,798     1,036,415

  Proceeds from debt financing                                  -       194,105
                                                       -----------  ------------
Net cash provided by financing activities                 430,798     1,230,520
                                                       -----------  ------------
Net decrease in cash and cash equivalents                   6,512        77,587
Cash and cash equivalents, beginning of period              6,778         8,843
                                                       -----------  ------------
Cash and cash equivalents, end of period               $   13,290   $    86,430
                                                       ===========  ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                          $        -   $         -
     Income taxes                                      $        -   $         -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2004. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2004. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2005 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2005.

2. Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:


For the Six Months Ended June 30, 2005
--------------------------------------
                                                        Weighted-
                                           Net           Average      Per-Share
                                           Loss          Shares         Amount
                                        -----------    -----------    ---------
Basic EPS
Loss available to common stockholders   $ (224,959)     3,183,064     $  (0.07)

Effect of Dilutive Securities
Common stock options                             -      1,854,008            -
                                        -----------    -----------    ---------

Diluted EPS
Loss available to common stockholders -
 assumed conversions                    $ (224,959)     5,037,072     $  (0.07)
                                        ===========    ===========    =========

For the Three Months Ended June 30, 2005
----------------------------------------
                                                        Weighted-
                                           Net           Average      Per-Share
                                           Loss          Shares         Amount
                                        -----------    -----------    ---------
Basic EPS
Loss available to common stockholders   $  (48,721)     3,183,064     $  (0.02)

Effect of Dilutive Securities
Common stock options                             -      1,854,008            -
                                        -----------    -----------    ---------

Diluted EPS
Loss available to common stockholders -
 assumed conversions                    $  (48,721)     5,037,072     $  (0.02)
                                        ===========    ===========    =========


For the Six Months Ended June 30, 2004
--------------------------------------
                                                        Weighted-
                                           Net           Average      Per-Share
                                           Loss          Shares         Amount
                                        -----------    -----------    ---------
Basic EPS
Loss available to common stockholders   $ (711,878)     3,183,064     $  (0.22)

Effect of Dilutive Securities
Common stock options                             -      1,854,008            -
                                        -----------    -----------    ---------

Diluted EPS
Loss available to common stockholders -
 assumed conversions                    $ (711,878)     5,037,072     $  (0.22)
                                        ===========    ===========    =========


For the Three Months Ended June 30, 2004
----------------------------------------
                                                        Weighted-
                                           Net           Average      Per-Share
                                           Loss          Shares         Amount
                                        -----------    -----------    ---------
Basic EPS
Income available to common stockholders $ (649,571)     3,183,064     $  (0.20)

Effect of Dilutive Securities
Common stock options                             -      1,854,008            -
                                        -----------    -----------    ---------

Diluted EPS
Income available to common stockholders
 - assumed conversions                  $ (649,571)     5,037,072     $  (0.20)
                                        ===========    ===========    =========

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

The assets of HES are presented on the accompanying balance sheets as "Assets to be disposed of" and are comprised of the following:

                           Cash                 $       482
                           Fixed assets, net          1,821
                           Other assets                 692
                                                ------------

                               Total            $     2,995
                                                ============

The liabilities of HES are presented on the accompanying balance sheets as "Liabilities to be disposed of" and are comprised of the following:

                           Accounts payable     $ 1,192,632
                           Accrued expenses         478,618
                           Note payable             993,667
                                                ------------

                               Total            $ 2,664,917
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

AirPol is an active continuing concern. As noted above and discussed below, HES filed a petition in federal Bankruptcy court on March 7, 2004 under Chapter 7 of the U.S. Bankruptcy Code. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the six and three months ended June 30, 2005 and 2004 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss for the six months ended June 30, 2005 was $224,959 or $0.07 per share compared to net loss of $711,878, or $0.22 per share for the six months ended June 30, 2004.

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

Six and three months ended 6/30/05 compared to six and three months ended
-------------------------------------------------------------------------
6/30/04
-------
For the six months ended 6/30/04, MPM had a net loss of $224,959, or $0.07 per share compared to a net loss of $711,878, or $0.22 per share for the six months ended 6/30/04. Revenues increased 17% to $1,119,939 for the six months ended 6/30/05 compared to $959,938 for the six months ended 6/30/04. Revenue increases were to slightly improved sales at AirPol. Costs of sales decreased 15% to $461,795 for the six months ended 6/30/05 compared to $546,365 for the six months ended 6/30/04. This was due to better operating margins on the work in progress. Operating expenses decreased 40% to $707,010 for the six months ended 6/30/05 compared to $1,179,281 for the six months ended 6/30/04. Operating expense decreases were due primarily to staff reductions and the related costs.

For the three months ended 6/30/05, MPM had a net loss of $48,721, or $0.02 per share compared to a net loss of $649,571, or $0.20 per share for the three months ended 6/30/04. Revenues increased 33% to $651,183 for the three months ended 6/30/05 compared to $488,608 for the three months ended 6/30/04. Costs of sales decreased 35% to $262,151 for the three months ended 6/30/05 compared to $403,809 for the three months ended 6/30/04. Operating expenses decreased 38% to $252,346 for the three months ended 6/30/05 compared to $571,640 for the three months ended 6/30/04.

The Company currently has a backlog of approximately $1.25 million. Management believes that this backlog will be consumed during the rest of the fiscal year 2005.

Financial Condition and Liquidity
---------------------------------

For the six months-ended 6/30/04, the Company relied principally on cash from loans from an officer/director to fund its operations. Working capital deficit at 6/30/05 was $8,283,107 compared to $7,150,723 at 12/31/04. The Company has narrowed its losses and is on track to meet management's goal of breakeven by the end of the third quarter. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM's Annual Meeting of Shareholders was held on June 28, 2005. Following are the results of the stockholders' voting:

Proposal 1 - Election of Directors

Name                                For                Withhold
----                                ---                --------

Frank E. Hsu                        1,599,500            9,441
Daniel D. Smozanek                  1,599,376            9,565

Each director was re-elected for a three-year term.

Total shares represented by proxy and in person: 1,608,941
Percentage of the outstanding voting shares: 50.55%
Outstanding voting shares: 3,183,064


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


                                                          MPM Technologies, Inc.


    August 15, 2004                                       /s/ Michael J. Luciano
   -----------------                                      ----------------------
        (date)                                                Michael J. Luciano
                                                              Chairman & CEO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbarnes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael J. Luciano
----------------------
Michael J. Luciano
Chairman and Chief Executive Officer
August 15, 2005

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


Date: August 15, 2005                                /s/ Michael J. Luciano
                                                     -----------------------
                                                     Chief Executive Officer
                                                     -----------------------

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


Date:  August 15, 2005                               /s/ Glen Hjort
                                                     -----------------------
                                                     Chief Financial Officer
                                                     -----------------------