Form 10KSB/A
period 2004-12-31
MPM TECHNOLOGIES INC
filed 2005-10-03
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               Form 10-KSB/A No. 2

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its Charter)

         WASHINGTON                                    81-0436060
     ------------------                                ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
   incorporation or organization)

                 199 POMEROY ROAD, PARSIPPANY, NEW JERSEY 07054
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 973-428-5009


The undersigned registrant hereby amends the following items, financial information, exhibits or other portions of its Annual Report on Form 10KSB for the fiscal year ended December 31, 2004, as set forth in the pages attached hereto:

PART 1
ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K Management's Responsibility for Financial Reporting
Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


MPM Technologies, Inc.
(Registrant)

By: /s/ Michael J. Luciano
    --------------------------
Michael J. Luciano
Title:  Chief Executive Officer

Date:  September 30, 2005

PART I

Item 1.  Business

Incorporated in 1983, MPM Technologies, Inc. ("MPM" or "the Company") as of year ended December 31, 2004, had three wholly owned subsidiaries: AirPol, Inc. ("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining Inc. ("Mining"). For the year ended December 31, 2004, AirPol was the only revenue generating entity.

On March 9, 2004, MPM management filed a petition for subsidiary Huntington Environmental Systems Inc. in court under Chapter 7 of the U.S. Bankruptcy Code. Management determined that it was in the best interests of the Company to take this action for the proper disposition of the assets and liabilities of HES.

AirPol continues to operate in the air pollution control industry. It sells air pollution control systems to Fortune 500 and other large industrial companies in the U.S and worldwide.

The Company through wholly owed subsidiary NuPower Inc continues its efforts in the development and commercialization of a waste-to-energy process known as Skygas(TM). These efforts are largely through NuPower's participation in Nupower Partnership in which MPM has a 58.21% partnership interest. Nupower Partnership owns 85% of the Skygas Venture. In addition to its partnership interest through Nupower Inc, MPM also owns 15% of the Venture.

Mining operations were discontinued several years ago. In 1998, MPM's Board of Directors decided to sell the mining properties and the related buildings and equipment. In early 2002 the Board of Directors, based upon the increase in precious metal prices, decided to hold the properties as an investment. Management is actively seeking a joint venture partner with the necessary financial abilities to further explore and develop the properties thereby greatly enhancing the company's investment.

HUNTINGTON ENVIRONMENTAL SYSTEMS, INC.

Effective April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of part of a division of United States Filter Corporation in exchange for 146,666 shares of the Company's common stock. The transaction was accounted for as a purchase. In connection with the acquisition, MPM formed a wholly owned subsidiary, HES, which assumed the assets and liabilities acquired.

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

The technologies of AirPol utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution. AirPol brings over 30 years experience through its technologies and employees.

AirPol also owns a 40.1% interest in Sunic AirPol ("Sunic"), a joint venture company located in Mainland China. Sunic's results are recorded on AirPol's books using the equity method. Sunic is in the same business as AirPol.

NUPOWER, INC.

The Company holds a 58.21% interest in Nupower Partnership through its ownership of Nupower. No other operations were conducted through Nupower. Nupower Partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. Nupower Partnership owns 85% of the Skygas Venture. In addition to its partnership interest, MPM owns 15% of the Venture.

MPM MINING, INC.

The company owns 8 patented claims and 2 unpatented claims and leases 7 patented claims with options to purchase on approximately 300 acres in Montana's historical Emery Mining District. It also owns a 200-ton per day onsite floatation mill. Companies such as Exxon Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to the efforts of MPM Mining have conducted extensive exploration in the area. In 1998, the Board of Directors decided to dispose of the mining properties rescinding that decision in early 2002 deciding to hold the properties as an investment. Management believes that the investment would greatly increase with the addition of a joint venture partner. To that end management is actively seeking a joint venture partner with the necessary financial abilities to further explore and develop the properties.

Following several geologist reports, assays and recommendations, the company built a 200 ton per day ball mill using floatation tanks to process screened and crushed ore. It took two years to build, equip and test the mill at a cost of approximately $800,000. The mill is in operable condition with all equipment in good repair.

The company has Rake classifier ship, Wilfley Concentrate table, Marcy ball mill 5'x4', flotation machines and equipment, Denver water pumps, 3 deck concentrate table, Hardinge ball mill and Elmco filter press. The company also has a bulldozer, backhoe, conveyors, tractor, trencher and other equipment to bring ore to the mill. There is an office trailer and living quarters for personnel including a deep well and septic system. There are two storage ponds and a water creek running through the property.

MPM has spent over $1.3 million on exploration and drilling programs including work done by Exxon, Freeport McMoran, and most recently Hecla Mining Company. Hecla's drilling results were extremely encouraging in that some drill holes confirmed the possibility of open pit mining and that certain mineral deposits might be enlarged and improved in grade by further drilling. Additionally, there is considerable evidence of significant mineralized materials awaiting drilling programs.

The company has utilized reverse circulation and diamond core drilling techniques in five different programs the total of which are 182 drilled holes averaging 90' in depth. Additionally, 15 trenches 18' deep and 6' wide were dug. All were assayed with all showing mineralization. There have been 5 exploration programs to date:

MPM Mining 6 drill holes 1983-84.
MPM Mining 13 drill holes and 15 trenches 1986
Freeport McMoran Gold Co. 78 drill holes 1988-89
Pegasus Gold Corp 3 drill holes 1990
Hecla Mining Co. 82 drill holes 1991-92

--------------------------------------------------------------------------------

                                 MPM MINING INC
                       EMERY DISTRICT MINERALIZED MATERIAL

                          Tons                            Ounces Per Ton
                          ----                            --------------
Location                                              Gold             Silver
--------                                              -----            ------
Emery Mine                57,941                      0.372            15.39
Emery Stockpiles          38,859                      0.120             4.28
Bonanza                  218,579                      0.132             2.06
Hidden Hand              208,619                      0.123               --

--------------------------------------------------------------------------------

The properties are in mineralized zones containing gold, silver, lead and zinc. Located on the properties are former mine shafts, tunnels, mineral stockpiles and stopes (in tunnels) with valuable low-grade mineralization. All areas have been trenched, core drilled and assayed to prove mineralization. The properties contain both underground and near surface minerals. Additionally there are 8 stockpiles with good assayed results of mineralization. The old time miners were after high-grade ore and not interested in lower grade mineral surrounding the vein. The mineral taken from shafts, tunnels and around the high-grade vein was transported to these stockpiles.

The total cost of purchasing the properties, leasing properties, building and equipping the ball mill, infrastructures and bringing power line to replace generators is estimated at $4,000,000. Current expenses that include lease payments and taxes are under $10,000 per year. In the past power was supplied by two large capacity generators. At a time the mill is reopened power lines will be brought in from Deer Lodge, Montana at an estimated cost of $200,000. A deep well and Sterret Creek supplies all water needs.

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

Management considers MPM's reportable segments to be business units that offer different products. The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field. In the opinion of management, Airpol and HES both operate in the same air pollution control field and the differences in the design and engineering of their respective products are not sufficient to warrant individual segment reporting. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. Accordingly, for the years ended December 31, 2004 and 2003, the Company operated in one segment, and there is no separate segment reporting required.

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

There are a significant number of persons and companies developing or have developed any number of waste-to-energy systems. Management of MPM believes that its development of Skygas(TM) as a non-polluting and energy efficient system will give it the necessary competitive edge in this area.

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

There are currently no seasonal influences on the ongoing development of the Skygas(TM) process. It is also not expected that there will be any seasonal variations when the Skygas(TM) units are produced.

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

The MPM Mining property is located in the Emery Mining District of Powell County, Montana approximately seven miles northeast of Deer Lodge, Montana. A road maintained by the county runs though or nearby company properties, mill and infrastructures. All titles to the company's properties are secured. All leased claims are up to date and paid in full.

The company owns 8 patented claims, 2 unpatented claims and leases 7 patented claims. Each leased claim contains an option to purchase. The properties are in mineralized zones containing gold, silver, lead and zinc. Located on the properties are former mine shafts, tunnels, mineral stockpiles and stopes (in tunnels) with valuable low-grade mineralization. All areas have been trenched, core drilled and assayed to prove mineralization.

These claims amount to approximately 300 acres of land in the Emery Mining District, Powell County Montana. MPM controls eighteen former mine sites that have been inactive since 1930. Each of these has old adits, tunnels and mineral stockpiles of known mineralized material. All testing and metallurgical work has been completed. As noted above, the Board of Directors has instructed management to hold these properties as an investment. Management believes there is interest in the mining properties and is currently investigating various joint venture options.




                    *****See attached supplemental PDF*****

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of MPM Technologies Inc is responsible for establishing and maintaining adequate internal controls and procedures for the preparation of financial reports. Accordingly, comprehensive procedures and practices in place are designed to provide reasonable assurance that the corporation's transactions are properly authorized; the corporation's assets are safeguarded against unauthorized or improper use; and the corporation's transactions are properly recorded and reported to permit the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles.

The Company's CEO and CFO believe that as of year ended December 31, 2004, controls and procedures regarding disclosure were effective to insure that information required to be disclosed in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company's management including the CEO and CFO confirm that there were no changes in the Company's internal control over financial reporting during the year ended December 31, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

The Audit Committee is responsible for monitoring the Company's accounting and reporting practices. Management regularly reviews internal controls and procedures for financial reporting and considers the independent auditors' recommendations concerning the Company's internal controls taking steps to implement those that are believed to be appropriate in the circumstances.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits and Financial Statements have been previously reported or are being shown as an exhibit in this Form 10-KSB/A No. 2.

Certification of Chairman and Chief Executive Officer, and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification  of Chairman  and Chief  Executive  Officer  pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

(B)  Reports on Form 8-K
     None