Form 10QSB
period 2005-09-30
MPM TECHNOLOGIES INC
filed 2005-11-16
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                    For the quarter ended September 30, 2005
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         Washington                                         81-0436060
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

     199 Pomeroy Road
      Parsippany, NJ                                          07054
---------------------------                      -------------------------------
  (Address of principal                                     (Zip Code)
    executive offices)

Issuer's telephone number, including area code: 973-428-5009


As of November 14, 2005, the registrant had outstanding 3,183,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                           September 30, 2005        December 31, 2004
                                                                          -------------------     ----------------------
                                                                              (UNAUDITED)

Current assets:
     Cash and cash equivalents                                                        $3,310                     $6,778
     Accounts receivable, net of allowance for doubtful accounts
       of $154,000                                                                    77,774                    121,650
     Costs and estimated earnings in excess of billings                               41,451                    129,444
     Other current assets                                                             59,772                     42,385
     Assets to be disposed of                                                              -                      2,995
                                                                          -------------------     ----------------------
                             Total current assets                                    182,307                    303,252
                                                                          -------------------     ----------------------
     Property, plant and equipment, net                                               40,665                     67,708
     Mineral properties held for sale                                              1,070,368                  1,070,368
     Prepaid royalty                                                                 273,000                    273,000
     Purchased intangible, net of accumulated amortization of
       $523,125 and $472,500                                                         151,875                    202,500
     Investments at equity                                                           119,577                    119,577
     Other assets, net                                                                42,444                     88,918
                                                                          -------------------     ----------------------
                                                                                  $1,880,236                 $2,125,323
                                                                          ===================     ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $936,396                 $1,125,978
     Accrued expenses                                                                 72,422                     88,340
     Billings in excess of costs and estimated earnings                               22,846                    334,764
     Related party debt                                                            4,807,605                  4,200,462
     Liabilities to be disposed of                                                         -                  2,664,917
                                                                          -------------------     ----------------------
                             Total current liabilities                             5,839,269                  8,414,461
                                                                          -------------------     ----------------------
     Notes payable                                                                 3,085,075                  3,085,075
                                                                          -------------------     ----------------------
                             Total liabilities                                     8,924,344                 11,499,536
                                                                          -------------------     ----------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 3,183,064 shares issued and outstanding                             3,183                      3,183
     Additional paid-in capital                                                   11,313,019                 11,313,019
     Accumulated deficit                                                         (18,360,310)               (20,690,415)
                                                                          -------------------     ----------------------
                             Total stockholders' equity                           (7,044,108)                (9,374,213)
                                                                          -------------------     ----------------------
                                                                                  $1,880,236                 $2,125,323
                                                                          ===================     ======================

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Nine Months Ended                 Three Months Ended
                                                                      September 30,                     September 30,
                                                              ------------------------------    -------------------------------
                                                                   2005             2004             2005              2004
                                                              -------------    ---------------  -------------     -------------

Revenues                                                         $1,555,295      $1,613,915          $435,356         $653,977
Cost of sales                                                       588,025         953,433           126,230          407,068
                                                              --------------   -------------    --------------    -------------
Gross margin                                                        967,270         660,482           309,126          246,909
Selling, general and administrative expenses                      1,004,004       1,616,689           296,995          437,408
                                                              --------------   -------------    --------------    -------------
Income (loss) from operations                                       (36,734)       (956,207)           12,131         (190,499)
                                                              --------------   -------------    --------------    -------------

Other income (expense):

      Gain on payables settlements, net of
       provision for lawsuits                                             -         220,846                 -                -
      Interest expense                                             (310,862)       (292,552)          (86,716)         (47,450)
      Miscellaneous                                                  65,778          85,434            17,725            7,348
                                                              --------------   -------------    --------------    -------------
Net other income (expense)                                         (245,084)         13,728           (68,991)         (40,102)
                                                              --------------   -------------    --------------    -------------
Net loss from continuing operations                                (281,818)       (942,479)          (56,860)        (230,601)
                                                              --------------   -------------    --------------    -------------
Income (loss) from discontinued operations                                -               -                 -                -

Gain on disposal of discontinued operations                       2,611,922               -         2,611,922                -
                                                              --------------   -------------    --------------    -------------
Net income from discontinued operations                           2,611,922               -         2,611,922                -
                                                              --------------   -------------    --------------    -------------
Net income (loss)                                                $2,330,104       ($942,479)       $2,555,062        ($230,601)
                                                              ==============   =============    ==============    =============

Income per share - basic:
     Net (loss) from continuing operations                           ($0.09)         ($0.30)           ($0.02)          ($0.07)
     Net income from discontinued operations                          $0.82               -             $0.82                -
                                                              --------------   -------------    --------------    -------------
     Net income (loss)                                                $0.73          ($0.30)            $0.80           ($0.07)
                                                              ==============   =============    ==============    =============

Weighted average shares of common stock outstanding -
     basic                                                        3,183,064       3,183,064         3,183,064        3,183,064
                                                              ==============   =============    ==============    =============

Income per share - diluted:
     Net (loss) from continuing operations                           ($0.06)         ($0.30)           ($0.01)          ($0.07)
     Net income from discontinued operations                          $0.52               -             $0.52                -
                                                              --------------   -------------    --------------    -------------
     Net income (loss)                                                $0.46          ($0.30)            $0.51           ($0.07)
                                                              ==============   =============    ==============    =============
Weighted average shares of common stock outstanding -
     diluted                                                      5,037,072       3,183,064         5,037,072        3,183,064
                                                              ==============   =============    ==============    =============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                Nine Months Ended

                                                                                       September 30,
                                                                           -----------------------------------
                                                                                 2005               2004
                                                                           -----------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) from continuing operations                                     ($281,818)        ($942,479)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                           77,668           202,790
          Change in assets and liabilities:
              Accounts receivable                                                 43,876          (108,113)
              Costs and estimated earnings in excess of billings                  87,993           (92,392)
              Other assets                                                        29,087            23,020
              Accounts payable and accrued expenses                             (255,499)         (764,439)
              Billings in excess of costs and estimated earnings                (311,918)          184,594
                                                                         -----------------    --------------
Cash used in continuing operations                                              (610,611)       (1,497,019)
                                                                         -----------------    --------------


Gain from disposal of discontinued operations                                  2,611,922                 -

Decrease in net assets of discontinued operations                             (2,611,922)                -
                                                                         -----------------    --------------
Cash used in discontinued operations                                                   -                 -
                                                                         -----------------    --------------

Net cash used in operating activities                                           (610,611)       (1,497,019)
                                                                         -----------------    --------------

Cash flows from financing activities:
     Proceeds from related party debt                                            607,143         1,311,164

     Proceeds from debt financing                                                      -           194,105
                                                                         -----------------    --------------
Net cash provided by financing activities                                        607,143         1,505,269
                                                                         -----------------    --------------
Net decrease in cash and cash equivalents                                         (3,468)            8,250
Cash and cash equivalents, beginning of period                                     6,778             8,843
                                                                         -----------------    --------------
Cash and cash equivalents, end of period                                          $3,310           $17,093
                                                                         =================    ==============

Supplemental disclosure of cash flow information:

Cash paid during the period for:

                  Interest                                                      $ -                $-

                  Income taxes                                                  $ -                $ -

In settlement of a legal action, MPM assumed $50,000 of liabilities of HES.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In settlement of a legal action, MPM assumed $50,000 of liabilities of HES.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2004. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2004. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 2005 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2005.

2. Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Nine Months Ended September 30, 2005
--------------------------------------------

                                                                                       Weighted-
                                                           Net                          Average                   Per-Share
                                                           Income                       Shares                     Amount
                                                        ------------                 ------------                ------------
Basic EPS
Income available to common
stockholders                                             $2,330,104                   3,183,064                      $0.73

Effect of Dilutive Securities
Common stock options                                              -                   1,854,008                     ($0.27)
                                                        ------------                 ------------                ------------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                                             $2,330,104                   5,037,072                      $0.46
                                                        ============                 ============                ============

For the Three Months Ended September 30, 2005
---------------------------------------------

                                                                                      Weighted
                                                           Net                         Average                   Per-Share
                                                         Income                        Shares                     Amount
                                                        ------------                 ------------                ------------
Basic EPS
Income available to common
 stockholders                                            $2,555,062                   3,183,064                      $0.80

Effect of Dilutive Securities
Common stock options                                              -                   1,854,008                     ($0.29)
                                                        ------------                 ------------                ------------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                                             $2,555,062                   5,037,072                      $0.51
                                                        ============                 ============                ============


For the Nine Months Ended September 30, 2004
--------------------------------------------

                                                                                       Weighted
                                                            Net                         Average                    Per-Share
                                                           Loss                         Shares                     Amount
                                                        ------------                 ------------                ------------

Basic EPS
Loss available to common
  stockholders                                           $ (942,479)                  3,183,064                     $(0.30)

Effect of Dilutive Securities
Common stock options                                              -                   1,854,008                          -
                                                        ------------                 ------------                ------------

Diluted EPS
Loss available to common
 stockholders - assumed
 conversions                                             $ (942,479)                  5,037,072                    $ (0.30)*
                                                        ============                 ============                ============


For the Three Months Ended September 30, 2004

                                                                                       Weighted-
                                                           Net                         Average                   Per-Share
                                                          Loss                          Shares                     Amount
                                                        ------------                 ------------                ------------
Basic EPS
Income available to common
  stockholders                                           $ (230,601)                  3,183,064                     $(0.07)

Effect of Dilutive Securities
Common stock options                                              -                   1,854,008                          -
                                                        ------------                 ------------                ------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                            $ (230,601)                  5,037,072                    $ (0.07)*
                                                        ============                 ============                ============

* Does not include effect of dilutive securities as their effect would be anti-dilutive.



3. Discontinued Operations

On March 9, 2004, management filed a petition in federal court for HES under Chapter 7 of the Bankruptcy Code. HES had been an inactive corporation for some time prior to the filing. Since there were no operations of HES in 2005 or 2004, there was no income or loss from discontinued operations. On July 20, 2005, the bankruptcy trustee filed a report with the U.S. Bankruptcy Court Northern District of Illinois under bankruptcy petition number 04-09160 stating that the trustee had examined the debtor in accordance with Section 341(d) of the Bankruptcy Code that he believed that there were no assets to be administered for the benefit of creditors.

The assets of HES were presented on the accompanying balance sheets as "Assets to be disposed of" and were comprised of the following:

                           Cash                      $   482
                           Fixed assets, net           1,821
                           Other assets                  692
                                                      -------
                                    Total            $ 2,995
                                                      =======

The liabilities of HES were presented on the accompanying balance sheets as "Liabilities to be disposed of" and were comprised of the following:

                           Accounts payable       $1,192,632
                           Accrued expenses          478,618
                           Note payable              993,667
                                                  ----------
                                    Total         $2,664,917

As a result of the bankruptcy trustee's determination, the assets and liabilities of HES were written off in the third quarter of 2005. This was shown in the accompanying statements of operations as "Gain from the disposal of discontinued operations". In a related matter as part of a settlement of a legal action, MPM assumed $50,000 of debt of HES.


4. Commitments and Contingencies

In August 2005, the Company amended its office lease under an operating lease that was due to expire in February 2008. The new lease reduces the amount of office space, reduces annual rent by approximately $91,000 and extends the lease to July 2010.

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

As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed Huntington Environmental Systems, Inc. ("HES") to operate this air pollution control business. HES designed, engineered, supplied and serviced high temperature and chemical air pollution control systems for Fortune 500 and other industrial and environmental companies. As further discussed below, HES management filed a petition under Chapter 7 of the United States Bankruptcy Code in court on March 9, 2004. On July 20, 2005, the trustee in bankruptcy filed a report with the U.S. Bankruptcy Court Northern District of Illinois (Chicago) for Bankruptcy Petition # 04-09160 indicating that he believed that there were no assets to be administered for the benefit of creditors.

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

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine and three months ended September 30, 2005 and 2004 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from continuing operations for the nine months ended September 30, 2005 was $281,818 or $0.09 per share compared to a net loss of $942,479, or $0.30 per share for the nine months ended September 30, 2004. Due to the completion of the HES bankruptcy filing, and the bankruptcy trustee's determination, the Company recognized a gain from discontinued operations of $2,611,922. This resulted in consolidated net income for the nine months ended September 30, 2005 of $2,330,104 or $0.73 per share ($0.46 per share diluted).

MPM continues to negotiate with interested entities with the goal of building Skygas units. These negotiations are also ongoing, and include entities in the United States, other North American countries, Europe and Asia. Management is hopeful there will be some type of formal agreement in place, and that construction of a unit can begin in the near future. There can, however, be no assurances that MPM will be successful in its negotiations.

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

Nine and three  months  ended  9/30/05  compared to nine and three  months ended
--------------------------------------------------------------------------------
9/30/04
-------

For the nine months ended 9/30/05, MPM had a net loss from continuing operations of $281,818, or $0.09 per share compared to a net loss of $942,479, or $0.30 per share for the nine months ended 9/30/04. Revenues decreased 3.6% to $1,555,295 for the nine months ended 9/30/05 compared to $1,613,915 for the nine months ended 9/30/04. Costs of sales decreased 38% to $588,025 for the nine months ended 9/30/05 compared to $953,433 for the nine months ended 9/30/04. This was due to better operating margins on the work in progress. Operating expenses decreased 38% to $1,004,004 for the nine months ended 9/30/05 compared to $1,616,689 for the nine months ended 9/30/04. Operating expense decreases were due primarily to staff reductions and the related costs.

For the three months ended 9/30/05, MPM had a net loss from continuing operations of $56,860, or $0.02 per share compared to a net loss of $230,601, or $0.07 per share for the three months ended 9/30/04. Revenues decreased 33% to $435,356 for the three months ended 9/30/05 compared to $653,977 for the three months ended 9/30/04. This was due to better operating margins on the work in progress. Operating expenses decreased 32% to $296,995 for the three months ended 9/30/05 compared to $437,408 for the three months ended 9/30/04. Operating expense decreases were due primarily to staff reductions and the related costs.


The Company currently has a backlog of approximately $875,000. Management believes that this backlog will be consumed during the rest of the fiscal year 2005.

Financial Condition and Liquidity
---------------------------------

For the nine months-ended 9/30/05, the Company relied principally on cash operations and from loans from an officer/director to fund its operations. Working capital deficit at 9/30/05 was $5,656,962 compared to $8,111,209 at 12/31/04. The Company has narrowed its losses and is on track to meet management's goal of breakeven by the end of the fiscal year. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Management filed a bankruptcy petition on behalf of HES in federal court under Chapter 7 of the United States Bankruptcy Code on March 9, 2004. On July 20, 2005, the bankruptcy trustee filed a report to the U.S. Bankruptcy Court Northern District of Illinois (Chicago) for Bankruptcy petition number 04-09160 indicating that he believed there were no assets to be administered for the benefit of creditors.

Subsequent to the end of the third quarter, MPM reached a settlement in a legal action with one of HES's former creditors. Under the terms of the agreement, MPM will assume $50,000 of debt of HES.


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


                                                       MPM Technologies, Inc.




    November 14, 2005                                  /s/ Michael J. Luciano
-----------------------                            -----------------------------
       (date)                                              Michael J. Luciano
                                                           Chairman & CEO


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbarnes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael J. Luciano
----------------------
Michael J. Luciano
Chairman and Chief Executive Officer
November 14, 2005

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



Date:  November 14, 2005                    /s/ Michael J. Luciano
------------------------                    ----------------------
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



Date:  November 14, 2005                    /s/ Glen Hjort
------------------------                    -----------------------
                                            Chief Financial Officer
                                            -----------------------