Form 10KSB
period 2005-12-31
MPM TECHNOLOGIES INC
filed 2006-04-17
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes _X_   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $ 1,959,353

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $0.49 at which the common equity was sold as of April 13, 2006 was $1,559,701.

The number of shares outstanding of the registrant's common stock as of April 13, 2006 was 3,183,064.

Transitional Small Business Disclosure Format  Yes ___   No _X_

PART I

Item 1.  Business

Incorporated in 1983, MPM Technologies, Inc. ("MPM" or "the Company") as of year ended December 31, 2005, had three wholly owned subsidiaries: AirPol, Inc. ("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining Inc. ("Mining"). For the year ended December 31, 2005, AirPol was the only revenue generating entity.

On March 9, 2004, MPM management filed a petition for subsidiary Huntington Environmental Systems Inc. ("Huntington") in federal court under Chapter 7 of the U.S. Bankruptcy Code. There were no operations of Huntington in 2005 or 2004. On July 20, 2005, the bankruptcy trustee filed a report with the U.S. Bankruptcy Court Northern District of Illinois under bankruptcy petition number 04-09160 stating that the trustee had examined the debtor in accordance with
Section 341(d) of the Bankruptcy Code and that he believed that there were no assets to be administered for the benefit of creditors.

AirPol continues to operate in the air pollution control industry. It sells air pollution control systems to Fortune 500 and other large industrial companies in the U.S and worldwide.

The Company through wholly owed subsidiary NuPower Inc is engaged in the development and commercialization of a waste-to-energy process known as Skygas(TM). These efforts are largely through NuPower's participation in Nupower Partnership in which MPM has a 58.21% partnership interest. Nupower Partnership owns 85% of the Skygas Venture. In addition to its partnership interest through Nupower Inc, MPM also owns 15% of the Venture.

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

AirPol also owns a 40.1% interest in Sunic AirPol ("Sunic"), a joint venture company located in Mainland China. During 2005, the Company determined this investment to be impaired and wrote off the full carrying value of its investment. Sunic's results were recorded on AirPol's books using the equity method. Sunic was in the same business as AirPol.

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

MPM MINING, INC.

The company owns 7.5 patented claims and 2 unpatented claims and leases 7 patented claims with options to purchase on approximately 300 acres in Montana's historical Emery Mining District. It also owns a 200-ton per day onsite floatation mill. Companies such as Exxon Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to MPM Mining have conducted extensive exploration in the area. In 1998, the Board of Directors decided to dispose of the mining properties but later rescinding that decision in early 2002 deciding to hold the properties as an investment. Management believes that the investment would greatly increase with the addition of a joint venture partner. To that end management is actively seeking a joint venture partner with the necessary financial abilities to further explore and develop the properties.

Following several geologist reports, assays and recommendations, the company built a 200 ton per day ball mill using floatation tanks to process screened and crushed ore. It took two years to build, equip and test the mill at a cost of approximately $800,000. The mill is in operable condition with all equipment in good repair.

The company has Rake classifier ship, Wilfley Concentrate table, Marcy ball mill 5'x4', flotation machines and equipment, Denver water pumps, 3 deck concentrate table, Hardinge ball mill and Elmco filter press. There is an office trailer and living quarters for personnel including a deep well and septic system. There are two storage ponds and a creek running through the property.

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

--------------------------------------------------------------------------------

                                 MPM MINING INC
                       EMERY DISTRICT MINERALIZED MATERIAL
                       -----------------------------------

                         Tons                      Ounces Per Ton
                        ------                   ------------------
Location                                         Gold        Silver
--------                                         ----        ------
Emery Mine              57,941                  0.372         15.39
Emery Stockpiles        38,859                  0.120          4.28
Bonanza                218,579                  0.132          2.06
Hidden Hand            208,619                  0.123            --

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

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

Management considers MPM's reportable segments to be business units that offer different products. The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field. Airpol operates in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. Accordingly, for the years ended December 31, 2005 and 2004, the Company operated in one segment, and there is no separate segment reporting required.

BACKLOG

MPM had a backlog of orders and work in progress at AirPol aggregating approximately $365,000 at December 31, 2005. It is anticipated that operations will consume these backorders during 2006. There is currently no other backlog of orders for any of MPM's other businesses.

WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place during 2006.

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

EMPLOYEES

At December 31, 2005, MPM had three employees and there were five employees at AirPol. MPM believes that its relations with its employees are good.

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

The company owns 7.5 patented claims, 2 unpatented claims and leases 7 patented claims. Each leased claim contains an option to purchase. The properties are in mineralized zones containing gold, silver, lead and zinc. Located on the properties are former mine shafts, tunnels, mineral stockpiles and stopes (in tunnels) with valuable low-grade mineralization. All areas have been trenched, core drilled and assayed to prove mineralization.

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


                    [GRAPHIC OMITTED/SEE SUPPLEMENTAL IMAGE]

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2005.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

a)  Market Information

On February 18, 2003 MPM common stock began trading on the OTC Bulletin Board under the trading symbol MPML. The following table shows quarterly high and low bid prices for 2005 and 2004 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

                           High Bid          Low Bid
                           --------          -------
2005
First Quarter              $  .25             $  .18
Second Quarter                .20                .06
Third Quarter                 .27                .06
Fourth Quarter                .25                .10

2004
First Quarter              $  .25             $  .18
Second Quarter                .25                .15
Third Quarter                 .35                .21
Fourth Quarter                .65                .22

b) Holders

As of April 13, 2006, there were approximately 1,800 holders of record of the Registrant's common stock.

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


a)  Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS Miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. The results of operations for the years ended December 31, 2005 and 2004 include the operations AirPol.

For the year ended December 31, 2005, MPM had consolidated revenues of $1,959,353. Consolidated revenues for 2004 were $1,849,948. MPM's net income for the year was $1,898,498, or $0.60 per share ($0.40 per share on a fully diluted basis). The net income was due to the liquidation of the assets and liabilities of Huntington. The Company realized a gain on liquidation of $2,611,922, or $0.82 per share. Not including the gain from the liquidation, MPM had a net loss of $713,424, or $0.22 per share. There were a number of significant adjustments made by the Company that contributed to the loss. Revenues were again hurt by the lack of enforcement of clean air laws. Air pollution control companies depend heavily on the enforcement of clean air laws.

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

2005 COMPARED TO 2004

Revenues increased $109,405 (6%) from $1,849,948 in 2004 to $1,959,353 in 2005.
The net loss from continuing operations for 2005 was $713,424 or $0.22 per share compared to $1,905,446 or $0.60 per share in 2004.

Selling, general and administrative expenses decreased $941,203 (46%) from $2,028,216 in 2004 to $1,087,013 in 2005. This was due largely to cost savings related to personnel reductions.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, funds for operations were provided principally by loans from an officer/director. Current cash reserves and continuing operations of HES and AirPol are not believed to be adequate to fund MPM's and its subsidiaries' operations for the foreseeable future. MPM management is also considering alternative sources of capital such as private placements, other stock offerings and loans from stockholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM's consolidated statements of cash flows:

                                                            Year ended
                                                           December 31,
                                                           ------------

                                                      2005              2004
                                                      ----              ----

    Net cash used in operating activities         $(311,483)        $(1,053,410)

    Net cash provided by financing activities       309,500           1,051,345

    Net decrease in cash and cash equivalents     $  (1,983)        $    (2,065)

The net cash used in operating activities in 2005 and 2004 was due primarily to net losses. This was due mainly to the decreased activity levels at AirPol during 2005 and 2004.

The net cash provided by financing activities in 2005 of $309,500 was from loans from a related party.

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


IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, AirPol passes increased costs on to its customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 2005 was negligible.

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

                           DECEMBER 31, 2005 AND 2004

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm ........... F-2
Consolidated Balance Sheet as of December 31, 2005 ................ F-3
Consolidated Statements of Operations for the years ended
December 31, 2005 and 2004 ........................................ F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005 and 2004 .................................. F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2005 and 2004 ........................................ F-6 to F-7
Summary of Accounting Policies .................................... F-8 to F-10
Notes to Consolidated Financial Statements ........................ F-11 to F-17

           Report of the Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate any significant revenues and has a working capital deficiency of $5,822,003 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rosenberg Rich Baker Berman & Co.
Bridgewater, New Jersey
April 10, 2006

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS
Current assets:
   Cash and cash equivalents ........................................................ $        4,795
   Accounts receivable, less allowance for doubtful accounts of $154,047 (Note 10 ) .         98,448
   Costs and estimated earnings in excess of billings (Notes 1 and 2) ...............         15,901
   Other current assets .............................................................         27,519
                                                                                      ---------------
          Total current assets ......................................................        146,663
Property, plant and equipment (Notes1 and 4) ........................................         18,487
Mineral property held for investment (Note 11) ......................................      1,070,368
Prepaid royalty (Note 12) ...........................................................        273,000
Purchased intangible, net of accumulated amortization of $540,000 (Note 14) .........        135,000
Other assets, net ...................................................................         96,474
                                                                                      ---------------
                                                                                      $    1,739,992
                                                                                      ===============
                       LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Accounts payable (Note 1) ........................................................ $      764,467
   Accrued expenses (Note 1) ........................................................         73,029
   Billings in excess of costs and estimated earnings (Notes 1 and 2) ...............         22,564
   Related party debt (Note 6) ......................................................      5,108,606
                                                                                      ---------------
          Total current liabilities .................................................      5,968,666

   Notes payable (Note 5) ...........................................................      3,247,041
                                                                                      ---------------
          Total liabilities .........................................................      9,215,707
                                                                                      ---------------
Commitments and contingencies (Notes 7)
Stockholders' equity (deficiency) (Note 9):
   Preferred stock, no par value; 10,000,000 shares authorized; 0 shares issued
    and outstanding .................................................................              -
   Common stock, $0.001 par value; 100,000,000 shares authorized; 3,183,064
    shares issued and outstanding ...................................................          3,183
   Additional paid-in capital .......................................................     11,313,019
   Accumulated deficit ..............................................................    (18,791,917)
                                                                                      ---------------
          Total stockholders' equity (deficiency) ...................................     (7,475,715)
                                                                                      ---------------
                                                                                      $    1,739,992
                                                                                      ===============

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------

Revenues - Projects (Note 2) ................................... $   928,653     $   764,045
Revenues - Parts and service (Note 2) ..........................   1,030,700       1,085,903
                                                                 ------------    ------------
Total Revenues .................................................   1,959,353       1,849,948
                                                                 ------------    ------------
Cost of sales - Projects .......................................     666,678         480,098
Cost of sales - Parts and service ..............................     504,823         551,004
                                                                 ------------    ------------
Total cost of sales ............................................   1,171,501       1,031,102
                                                                 ------------    ------------
Gross margin ...................................................     787,852         818,846
Selling, general and administrative expenses ...................   1,087,013       2,028,216
                                                                 ------------    ------------

Loss from operations ...........................................    (299,161)     (1,209,370)
                                                                 ------------    ------------

Other income (expense):
 Gain on settlement ............................................     266,318         298,513
 Interest expense (Note 6) .....................................    (624,095)       (500,454)
 Equity in earnings of unconsolidated jointly owned company                -          12,795
 Impairment of investment in unconsolidated jointly owned
   company .....................................................    (119,577)              -
 Other income (expense), net ...................................      63,091        (506,930)
                                                                 ------------    ------------
Net other expense ..............................................    (414,263)       (696,076)
                                                                 ------------    ------------
Net loss from continuing operations ............................    (713,424)     (1,905,446)
                                                                 ------------    ------------
 Loss from discontinued operations .............................           -               -
 Gain on disposal of discontinued operations ...................   2,611,922               -
                                                                 ------------    ------------
Net income from discontinued operations ........................   2,611,922               -
                                                                 ------------    ------------
Net income (loss) .............................................. $ 1,898,498     $(1,905,446)
                                                                 ============    ============

Income (loss) per share from continuing operations - basic ..... $     (0.22)    $     (0.60)
Income (loss) per share from discontinued operations - basic ...        0.82           (0.00)
                                                                 ------------    ------------
Income (loss) per share - basic ................................ $      0.60     $     (0.60)
                                                                 ============    ============

Weighted average shares of common stock outstanding - basic ....   3,183,064       3,183,064
                                                                 ============    ============

Income (loss) per share from continuing operations - diluted ... $     (0.12)    $     (0.60)
Income (loss) per share from discontinued operations - diluted .        0.52           (0.00)
                                                                 ------------    ------------
Income (loss) per share - diluted .............................. $      0.40     $     (0.60)
                                                                 ============    ============

Weighted average shares of common stock outstanding -
 diluted .......................................................   5,067,599       3,183,064
                                                                 ============    ============

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Total
                                   Common Stock              Additional                     Stockholders'
                            -----------------------------     Paid-In       Accumulated       Equity
                               Shares          Amount         Capital         Deficit       (Deficiency)
                            -------------   -------------   -------------   -------------   -------------

Balance, January 1, 2004 ..    3,183,064    $      3,183    $ 11,313,019    $(18,784,969)   $ (7,468,767)

Net loss ..................            -               -               -      (1,905,446)     (1,905,446)
                            -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2004     3,183,064           3,183      11,313,019     (20,690,415)    (9,374,213 )
                            -------------   -------------   -------------   -------------   -------------

Net income ................            -               -               -       1,898,498       1,898,498
                            -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2005     3,183,064    $      3,183    $ 11,313,019    $(18,791,917)   $ (7,475,715)
                            =============   =============   =============   =============   =============



See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Year Ended December 31,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------

Cash flows from operating activities:
 Net loss from continuing operations ........................... $  (713,424)    $(1,905,446)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization ...............................     116,721         221,670
   Loss on impairment of fixed assets ..........................           -         708,080
   Gain on minority owned joint venture ........................           -         (12,795)
   Impairment of investment in unconsolidated jointly owned
    company. ...................................................     119,577               -
   Accrued interest on long-term debt ..........................     161,966         315,285
   Accrued interest and deferred expenses on related party debt      598,644         523,848
   Change in assets and liabilities:
       Accounts receivable .....................................      23,202         184,896
       Costs and estimated earnings in excess of billings ......     113,543         (47,194)
       Other current assets ....................................      14,866           8,357
       Other assets ............................................      (7,556)         12,359
       Accounts payable and accrued expenses ...................    (426,822)       (811,131)
       Billings in excess of costs and estimated earnings ......    (312,200)        143,743
                                                                 ------------    ------------
Cash used in continuing operations .............................    (311,483)       (658,328)
                                                                 ------------    ------------

  Gain on disposal of discontinued operations ..................   2,611,922               -
  Decrease in net liabilities of discontinued operations .......  (2,611,922)       (395,082)
                                                                 ------------    ------------
Cash used in discontinued operations ...........................           -        (395,082)
                                                                 ------------    ------------

Net cash (used in) operating activities ........................    (311,483)     (1,053,410)
                                                                 ------------    ------------

Cash flows from financing activities:
   Borrowings from related parties .............................     350,500       1,088,607
   Repayment of related party debt .............................     (41,000)        (37,262)
                                                                 ------------    ------------
Net cash provided by financing activities ......................     309,500       1,051,345
                                                                 ------------    ------------

Net (decrease) in cash and cash equivalents ....................      (1,983)         (2,065)
Cash and cash equivalents, beginning of year ...................       6,778           8,843
                                                                 ------------    ------------
Cash and cash equivalents, end of year ......................... $     4,795     $     6,778
                                                                 ============    ============


See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Year Ended December 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
  Interest                                          $     4,063    $     4,227
  Income taxes                                      $         -    $         -



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

HES, a wholly owned subsidiary, was acquired on March 31, 1997 (See Note 1). On March 9, 2004, management filed a petition in federal court under Chapter 7 of the United States Bankruptcy Code. On July 20, 2005, the bankruptcy trustee filed a report with the U.S. Bankruptcy Court Northern District of Illinois under bankruptcy petition number 04-09160 stating that the trustee had examined the debtor in accordance with Section 341(d) of the Bankruptcy Code and that he believed that there were no assets to be administered for the benefit of creditors. Accordingly, HES was accounted for as a discontinued operation, and its assets and liabilities were liquidated during 2005.

AirPol, a wholly owned subsidiary, was acquired on July 2, 1998 (See Note 1). AirPol designs, engineers, supplies and services air pollution control systems. AirPol's systems utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution.

NuPower, a 58.21% owned partnership, is engaged in the research and development of an electrothermal gasification process which will be utilized primarily in the waste-to-energy field, although the process is expected to have applications in other areas. This partnership was formed in 1986.

Skygas, an 85% directly and indirectly owned joint venture, was formed in 1990 for the purpose of commercializing the Skygas technology, which is a disposal/gasification process that converts solid and semi-solid wastes into clean, medium BTU syntheses gas. As of December 31, 2005 and 2004, participants and interests owned in the Skygas venture included: NuPower (a 58.2% owned subsidiary of the Company), 70%, MPM Technologies, Inc., 15%, and USF Smogless of Milan, Italy (a subsidiary of United States Filter Corporation which also owns shares of the Company totaling 6.83% of the common stock outstanding), 15%.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2005, the Company has a working capital deficiency, an accumulated deficit, and has not been able to generate any significant revenues. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company plans to raise additional capital in the future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 2005 and 2004, no amounts were recognized for estimated contract losses.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $3,616 and $1,287 for the years ended December 31, 2005 and 2004, respectively.

Reclassification

Certain amounts from 2004 have been reclassified to conform to 2005 presentation.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet as of December 31, 2005 for cash equivalents, investments, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

Earnings Per Share

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the weighted average number of shares actually outstanding during the period. Diluted earnings per share reflect the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 2004, outstanding options to purchase 1,445,919 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

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

As of July 2, 1998, the fair values of assets acquired and liabilities assumed were as follows:

    Costs and estimated earnings in excess of billings........  $   248,038
    Plant, property and equipment.............................       89,539
    Goodwill..................................................      760,532
    Accrued expenses..........................................      (15,751)
    Billings in excess of costs and estimated earnings........     (547,748)
                                                                ------------
                                                                $   534,610
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

2.   Costs and Estimated Earnings on Contracts in Progress

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of December 31, 2005.

    Costs incurred on contracts in progress............  $    354,096
    Estimated earnings.................................        97,869
                                                         -------------
                                                              451,965
    Less billings to date..............................       458,628
                                                         -------------
                                                         -------------
                                                         $     (6,663)
                                                         =============

The above accounts are shown in the accompanying consolidated balance sheet under these captions at December 31, 2005.

    Costs and estimated earnings in excess
     of billings ............................ $  15,901
    Billings in excess of costs and
     estimated earnings .....................   (22,564)
                                              ----------
                                              $  (6,663)
                                              ==========

3.   Investments at Equity

Investments in unconsolidated jointly owned companies in which the company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

At December 31, 2004 the Company's investment accounted for using the equity method consisted of a 40% ownership in Sunic AirPol, Inc. As a result of this investment, the Company recognized $12,795 of income for the year ended December 31, 2004. In 2005, MPM management determined that this investment had been permanently impaired. Accordingly, the investment in the amount of $119,577 was written off in 2005 and charged against income for the year.

4.   Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2005:

    Equipment.........................................  $    243,027
    Furniture and fixtures............................        31,008
                                                        -------------
                                                        -------------
                                                             274,035
    Less accumulated depreciation.....................       255,548
                                                        -------------
                                                        $     18,487
                                                        =============

Depreciation expense charged to operations was $51,144 and $152,165 in 2005 and 2004, respectively. In 2004, equipment was impaired in the amount of $708,080.

5.   Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matures on January 2, 2008. As of December 31, 2005, the Company has $2,769,790 of principal advances and accrued interest of $477,251 outstanding under the agreement. During the year ended December 31, 2005, the Company recorded interest expense of $161,966.

6.   Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At December 31, 2005, amounts owed these related parties totaled $5,108,606. These amounts are due on demand and accrue interest at 13%. Interest expense accrued on these related party advances were $451,040 and $382,180 for the years ended December 31, 2005 and 2004.

7.   Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2008. Future minimum rental payments required under operating leases that have initial and remaining noncancelable terms in excess of one year are as follows:

    Year Ending December 31,
    ------------------------------------

        2006 ..........................     169,776
        2007 ..........................     169,776
        2008 ..........................      28,296
                                        ------------
                                        $   367,848
                                        ============

Rent expense for the years ended December 31, 2005 and 2004 was $141,679 and $131,108, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through April 2007. The agreement may be terminated by the Company at any time.

8.       Income Taxes

As of December 31, 2005 the significant components of the Company's net deferred tax asset is as follows:


    Net operating loss carryforward...................   $   3,868,000
    Differences between book and tax depreciation.....          20,000
    Goodwill and purchase asset adjustments...........          10,000
    Writedown of mineral properties...................         136,000
    Other.............................................          40,000
                                                         --------------

                                                             4,074,000
    Less: valuation allowance.........................       4,074,000
                                                         --------------

                                                         $           -
                                                         ==============

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2005. The valuation allowance decreased by $1,036,000 during the year ended December 31, 2005.

At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes totaling approximately $11.1 million that expire in the years 2006 through 2024. At December 2005, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $7.7 million that expire in the years 2006 through 2024.

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

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                Weighted
                                                                 Average
                                                                 Option
                                                 Options          Price
                                               ------------    ------------


    Outstanding at January 1, 2004............    1,864,508    $       1.83
    Granted...................................            -               -
    Exercised.................................            -               -
    Expired...................................            -               -
                                               ------------    ------------

    Outstanding at December 31, 2004..........    1,864,508    $       1.83
                                               ============    ============

    Granted...................................       85,000    $       0.10
    Exercised.................................            -               -
    Expired...................................            -               -
                                               ------------    ------------

    Outstanding at December 31, 2005..........    1,949,508    $       1.83
                                               ============    ============


                              Proforma Information

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 23 percent; risk-free interest rate of 4.35 percent for 2005; and expected lives of ten years for 2005. The weighted average fair value at date of grant for options granted to employees was $0.10 per option for 2005. No options were granted in 2004. Under the accounting provisions of SFAS No. 123, the Company's net income and income per share for the year ended December 31, 2005 would have been adjusted to the pro forma amount indicated below:

                             Year Ended December 31,
                                                     2005          2004
                                                  ----------   -----------

    Net income (loss)
      As reported .............................. $1,898,498    (1,905,446)
      Pro forma ................................ $1,834,632    (1,905,446)

    Income (loss) per share
      As reported .............................. $     0.60         (0.60)
      Pro forma ................................ $     0.58         (0.60)

The following table summarizes information about stock options outstanding at December 31, 2005:

                                                       Options Outstanding and
                            Number          Weighted    Exercisable Weighted
        Range of        Outstanding and      Average       Average Remaining
        Exercise        Exercisable at      Excercise      Contractual Life
         Prices             12/31/05          Price             (Years)
    -----------------  -----------------   -----------  -----------------------

    $           0.10             85,000    $     0.10            9.8
    $           0.22            413,250    $     0.22            7.8
    $   0.88 - $0.90            164,591    $     0.89            2.6
    $           2.00            710,000    $     2.00            5.4
    $           2.70            450,000    $     2.70            6.8
    $           3.00            126,667    $     3.00            5.5
                       ----------------                 ----------------------

    $   0.22 - $3.00          1,949,508    $     1.67            6.2
                       ================                 ======================


10.  Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31, 2005.


    Balance, beginning of year ..................... $       154,047
    Charged to (deducted from) expense .............               -
    Write-offs, net of recoveries ..................               -
                                                     ----------------
    Balance, end of year ........................... $       154,047
                                                     ================

11.  Mineral Properties

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. In 2001, the Board of Directors changed this plan to hold the mineral properties as an investment. Accordingly, the Company has classified these assets as mineral properties held for investment in its balance sheet at December 31, 2005.

12.  Prepaid Royalty

During 1994, the Company entered into an agreement to sell certain equipment related to the Skygas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the Skygas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has recharacterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment. The balance at December 31, 2005 was $273,000.

13.  Related Party Transactions

At December 31, 2005, the Company owed $5,108,606 to an officer/director and another director. The loans consist of cash advances, deferred compensation and interest. During 2005, an officer/director loaned $350,500 to the Company, and was repaid $41,000. These loans are unsecured and are due on demand.

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 2005 and 2004 of $55,000 and $57,200, respectively.

As of December 31, 2005 and 2004, a business owned by the Company's President owed the Company $19,614 from the sale of certain equipment. This amount is included in accounts receivable.

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

15.  New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) ("Share-Based Payment" SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 "Accounting for Stock Issued to Employees". As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25's intrinsic value method of accounting. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. This statement will be effective for the Company with the quarter beginning January 1, 2006.

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

16.  Concentrations of Business

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts on factors surrounding the credit risk of specific customers, historical trends, and other information. For the years ended December 31, 2005 and 2004, approximately 39% and 52% of the Company's sales were derived two and three customers, respectively.

17.  Discontinued Operations

On March 7, 2004, management filed a petition in federal bankruptcy court on behalf of HES under Chapter 7 of the Bankruptcy Code. HES was inactive for the periods presented, therefore no income or loss has been reflected in the 2004 Statement of Operations.

On July 20, 2005, the bankruptcy trustee filed a report with the U.S. Bankruptcy Court Northern District of Illinois under bankruptcy petition number 04-09160 stating that the trustee had examined the debtor in accordance with Section 341(d) of the Bankruptcy Code, and that he believed there were no assets to be administered for the benefit of creditors. Accordingly, the assets and liabilities of HES were liquidated, and resulted in recognition of gain of $2,611,922 in 2005.

Item 8. Changes in and disagreements with accountants on Accounting and Financial Disclosure.

Not applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

a)  Identification of Directors
                                                    FIRST ELECTED
    NAME                  AGE      POSITION         DIRECTOR
-----------------------------------------------------------------
Richard E. Appleby         66       Director        4/25/1985
Glen Hjort                 53       Director        2/16/1998
Frank E. Hsu               60       Director        6/24/2002
Richard Kao                65       Director        6/28/1999
Michael J. Luciano         52       Director        2/16/1998
L. Craig Cary Smith        56       Director        4/25/1985
Daniel D. Smozanek         80       Director        4/25/1985

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b) Identification of Executive Officers.

    NAME                  AGE      POSITION                   OFFICER SINCE
---------------------------------------------------------------------------

Richard E. Appleby         66       Vice President             4/25/1985
Glen Hjort                 53       Chief Financial Officer    6/28/1999
Frank E. Hsu               60       Chief Operating Officer    6/24/2002
Robert D. Little           56       Secretary                  1/03/1991
Michael J. Luciano         52       Chairman & CEO             2/16/1998
Daniel D. Smozanek         80       Treasurer                  4/25/1985

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.

c) Identification of Certain Significant Employees.

As of December 31, 2005, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

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

f) Involvement in Certain Legal Proceedings.

     Not Applicable

g) Promoter and Control Persons.

     Not Applicable

Item 10.  Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 2005 and 2004.

Summary Compensation Table
--------------------------

                            Annual Compensation
Name and
Principal
Position Year Salary Bonus(s) Compensation Awards(s)($)SARs($)Payout(s) ($)Compensation

Michael J.
Luciano       2005          $ 120,000
CEO           2004          $ 120,000

Robert D. (1)
Little        2005          $  55,000
Secretary     2004          $  57,200

(1) MPM contracts with Mr. Little for its shareholder relations services. Expenses related to this were $55,000 and $57,200 for 2005 and 2004, respectively.

Option Grants In 2005 Fiscal Year Individual Grants Individual Grants
---------------------------------------------------------------------

                                                                  Market
                           % of Total                            Price on
              Options    Options Granted       Exercise or        Date of       Expiration
Name          Granted     In Fiscal Year        Base Price         Grant           Date
----          -------   ------------------   ----------------   -----------   -------------

Glen
Hjort          5,000         11%                  $.10             $.10        10/7/15

Frank E
Hsu           10,000         22%                  $.10             $.10        10/7/15

Robert D
Little        10,000         22%                  $.10             $.10        10/7/15

Michael J
Luciano       10,000         22%                  $.10             $.10        10/7/15

L. Craig
Smith         10,000         22%                  $.10             $.10        10/7/15


Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2005 Option/SAR Values
----------------------------------------------------------------------------------

                                                       Number of
                                                       Securities        Value of
                                                       Underlying        Unexercised
                                                       Unexercised       In-The-Money
                                                       Options/SARs      Options/SARs
                         Shares                        At FY-End (#)     At FY-End
                         Acquired       Value          Exercisable/      Exercisable/
Name                    On Exercise    Realized ($)    Unexercisable     Unexercisable
---------------------------------------------------------------------------------------

Michael J. Luciano        None             -           631,890            $     -
                                                       Exercisable

Robert D. Little          None             -           270,223            $     -
                                                       Exercisable

L. Craig Cary Smith       None             -           255,389            $     -
                                                       Exercisable

Frank E. Hsu              None             -           150,000            $     -
                                                       Exercisable

Glen Hjort                None             -           95,000             $     -
                                                       Exercisable

Richard E. Appleby        None             -           38,000             $     -
                                                       Exercisable

Daniel D. Smozanek        None             -           8,000              $     -
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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

Except as noted in part b. below, no person or group was known by the Registrant except as noted below to own more than five percent (5%) of its common stock at December 31, 2005.

b) Security Ownership of Management as of April 13, 2006.

The following table sets forth, as of April 13, 2006 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

 Title of   Name of                   Amount and Nature of       Percent
 Class      Beneficial Owner          Beneficial Ownership[1]    of Class
 -----      ----------------          --------------------       --------
Common      Michael J. Luciano        983,910  [2]               21.71
Common      Robert D. Little          277,966                     5.97
Common      L. Craig Cary Smith       256,724                     5.50
Common      Richard E. Appleby        221,155                     4.93
Common      Frank E. Hsu              186,404                     3.93
Common      Daniel D. Smozanek        160,257                     3.57
Common      Glen Hjort                106,833                     2.27
Common      Richard Kao                64,222                     1.43
Common      As A Group              2,296,136                    49.30

[1] Includes options available for exercise aggregating 1,488,502 shares for the entire group.

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

b.) Certain Business Relationships.

During 2005, Michael J. Luciano, Chairman and Chief Executive Officer loaned the Company $350,500 and was repaid $41,000. At December 31, 2005, Mr. Luciano was owed $4,797,933 including accrued interest pursuant to unsecured demand notes.

At December 31, 2005 Richard Appleby was owed $310,673 including accrued interest pursuant to unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of the company, owns R.D. Little Co. For the years ended December 31, 2005 and 2004, MPM paid $55,000 and $57,200, respectively, for these services.


c) Other Information

      None

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Exhibits and Financial Statements have been previously reported or are being shown as an exhibit in this Form 10KSB.

(B) Reports on Form 8-K

      None

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of MPM Technologies Inc. and Subsidiaries (the "Company"), certifies that:

The Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

/s/ Michael J. Luciano
----------------------
Michael J. Luciano
Chairman and Chief Executive Officer
April 13, 2006

This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

                                  CERTIFICATION

I, Michael J. Luciano, CHIEF EXECUTIVE OFFICER of MPM TECHNOLOGIES, INC. AND SUBSIDIARIES, certify that:

1.   I have reviewed this Form 10-KSB of MPM Technologies, Inc. and
     Subsidiaries;

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



Date: April 13, 2006                     /s Michael J. Luciano
--------------------                     ---------------------
                                         Chief Executive Officer
                                         -----------------------

                                  CERTIFICATION

I, Glen Hjort, CHIEF FINANCIAL OFFICER of MPM TECHNOLOGIES, INC. AND SUBSIDIARIES, certify that:

1.   I have reviewed this Form 10-KSB of MPM Technologies, Inc. and
     Subsidiaries;

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



Date:  April 13, 2006                    /s Glen Hjort
-----  --------------                    -------------
                                         Chief Financial Officer
                                         -----------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


MPM Technologies, Inc. and Subsidiaries

         By: /s/ Michael J. Luciano
             ----------------------

         Title:  Chariman and Chief Executive Officer
                 ------------------------------------

         Date: April 13, 2006


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
Dated:  April 13, 2006                      Dated:  April 13, 2006


/s/ Frank E. Hsu                            /s/ Daniel D. Smozanek
------------------                          --------------------------
Frank E. Hsu                                Daniel D. Smozanek
Chief Operating Officer & Director          Treasurer & Director
Dated: April 13, 2006                       Dated:  April 13, 2006


/s/ Richard E. Appleby                      /s/ L. Craig Cary Smith
--------------------------                  ---------------------------
Richard E. Appleby                          L. Craig Cary Smith
Vice President & Director                   Director
Dated: April 13, 2006                       Dated: April 13, 2006


/s/ Richard Kao
Richard Kao
Director
Dated April 13, 2006