Form 10QSB
period 2006-03-31
MPM TECHNOLOGIES INC
filed 2006-05-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                      For the quarter ended March 31, 2006
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         Washington                                           81-0436060
-------------------------------                      ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

     199 Pomeroy Road.
       Parsippany, NJ                                            07054
---------------------------                          ---------------------------
   (Address of principal                                       (Zip Code)
    executive offices)

Issuer's telephone number, including area code: 973-428-5009

As of May 15, 2006, the registrant had outstanding 3,183,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                                                   December 31,
                                                 March 31, 2006        2005
                                                 --------------   --------------
                                                  (UNAUDITED)

Current assets:
   Cash and cash equivalents                           $12,969           $4,795
   Accounts receivable, net of allowance for
    doubtful accounts of $154,000                      220,114           98,448
   Costs and estimated earnings in excess of
    billings                                            13,014           15,901
   Other current assets                                 36,503           27,519
                                                 --------------   --------------
         Total current assets                          282,600          146,663
   Property, plant and equipment, net                   23,132           18,487
   Mineral properties held for sale                  1,070,368        1,070,368
   Prepaid royalty                                     273,000          273,000
   Purchased intangible, net of accumulated
    amortization of $556,875 and $540,000              118,125          135,000
   Other assets, net                                    70,474           96,474
                                                 --------------   --------------
                                                    $1,837,699       $1,739,992
                                                 ==============   ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $859,705         $764,467
   Accrued expenses                                     55,122           73,029
   Billings in excess of costs and estimated
    earnings                                             3,356           22,564
   Related party debt                                5,388,502        5,108,606
                                                 --------------   --------------
         Total current liabilities                   6,306,685        5,968,666
   Notes payable                                     3,291,688        3,247,041
                                                 --------------   --------------
         Total liabilities                           9,598,373        9,215,707
                                                 --------------   --------------

Commitments and contingencies                                -                -

Stockholders' equity (deficiency):
   Preferred stock, no stated value, 10,000,000
    shares authorized, no shares issued or
    outstanding                                              -                -
   Common stock, $.001 par value, 100,000,000
    shares authorized, 3,183,064 shares issued
    and  outstanding                                     3,183            3,183
   Additional paid-in capital                       11,313,019       11,313,019
   Accumulated deficit                             (19,076,876)     (18,791,917)
                                                 --------------   --------------
         Total stockholders' equity (deficiency)    (7,760,674)      (7,475,715)
                                                 --------------   --------------
                                                    $1,837,699       $1,739,992
                                                 ==============   ==============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                       2006             2005
                                                       ----             ----

Revenues - Projects                                   $289,385         $300,126
Revenues - Parts and service                           104,103          168,630
                                                 --------------   --------------
Total Revenues                                         393,488          468,756
                                                 --------------   --------------
Cost of sales - Projects                               169,639          135,655
Cost of sales - Parts and service                       47,941           63,989
                                                 --------------   --------------
Total cost of sales                                    217,580          199,644
                                                 --------------   --------------
Gross margin                                           175,908          269,112
Selling, general and administrative expenses           298,107          354,606
                                                 --------------   --------------
Loss from operations                                  (122,199)         (85,494)
                                                 --------------   --------------

Other income (expense):
   Interest expense                                   (162,760)        (112,658)
   Miscellaneous                                             -           21,915
                                                 --------------   --------------
Net other income (expense)                            (162,760)         (90,743)
                                                 --------------   --------------

   Net loss                                          ($284,959)       ($176,237)
                                                 ==============   ==============

Income per share - basic and diluted:
   Net loss                                             ($0.09)          ($0.06)
                                                 ==============   ==============

Weighted average shares of common stock
outstanding -
   Basic and diluted                                 3,183,064        3,183,064
                                                 ==============   ==============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                       2006             2005
                                                       ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          ($284,959)       ($176,237)
   Adjustments to reconcile net losss to net cash
    used in operating activities:
     Depreciation and amortization                      25,766           26,662
     Change in assets and liabilities:
       Accounts receivable                            (121,666)        (100,517)
       Costs and estimated earnings in excess of
        billings                                         2,887           45,198
       Other assets                                     17,016           (2,851)
       Accounts payable and accrued expenses            77,331          (78,312)
       Accrued interest on long-term debt               44,647                -
       Accrued interest and deferred expenses
       On related party debt                           146,296          196,639
       Billings in excess of costs and estimated
        earnings                                       (19,208)          64,870
                                                 --------------   --------------
Cash used in operating activities                     (111,890)         (24,548)
                                                 --------------   --------------

Cash flows from investing activities:
                                                 --------------   --------------
   Purchases of property and equipment                 (13,536)               -
                                                 --------------   --------------
Net cash used in investing activities                  (13,536)               -
                                                 --------------   --------------

Cash flows from financing activities:
   Repayment of related party debt                           -          (41,000)
   Proceeds from related party debt                    133,600          114,700
                                                 --------------   --------------
Net cash provided by financing activities              133,600           73,700
                                                 --------------   --------------

Net increase in cash and cash equivalents                8,174           49,152
Cash and cash equivalents, beginning of period           4,795            6,778
                                                 --------------   --------------
Cash and cash equivalents, end of period               $12,969          $55,930
                                                 ==============   ==============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
         Interest                                         $916             $953
         Income taxes                                       $-           $3,000

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2005. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 2006 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2006.

2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Three Months Ended March 31, 2006
-----------------------------------------
                                                     Weighted-
                                         Net          Average        Per-Share
                                        Loss           Shares          Amount
                                   -------------   -------------   -------------
Basic EPS
Income available to common
 stockholders                        $ (284,959)      3,183,064         $ (0.09)

Effect of Dilutive Securities
Common stock options                       -          1,854,008             -
                                   -------------   -------------   -------------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                         $ (284,959)      5,037,072         $ (0.09)
                                   =============   =============   =============


For the Three Months Ended March 31, 2005
-----------------------------------------
                                                     Weighted-
                                         Net          Average        Per-Share
                                        Loss           Shares          Amount
                                   -------------   -------------   -------------
Basic EPS
Income available to common
 stockholders                        $ (176,237)      3,183,064         $ (0.06)

Effect of Dilutive Securities
Common stock options                       -          1,854,008               -
                                   -------------   -------------   -------------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                         $ (176,237)      5,037,072         $ (0.06)
                                   =============   =============   =============

3.   Concentrations of Credit Risk

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

4.   Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matures on January 2, 2008. As of March 31, 2006, the Company has $2,769,790 of principal advances and accrued interest of $521,898. During the quarter ended March 31, 2006, the Company recorded interest expense of $44,647.

5.   Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At March 31, 2006, amounts owed these related parties totaled $5,388,502 due on demand.


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

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2006 and 2005 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from continuing operations for the three months ended March 31, 2006 was $284,959 or $0.09 per share compared to a net loss of $176,237, or $0.06 per share for the three months ended March 31, 2005.

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

Three months ended March 31, 2006 compared to three months ended March 31, 2005
-------------------------------------------------------------------------------

For the three months ended March 31, 2006, MPM had a net loss from continuing operations of $284,959, or $0.09 per share compared to a net loss of $176,237, or $0.06 per share for the three months ended March 31, 2005. Revenues decreased 16% to $393,488 for the three months ended March 31, 2006 compared to $468,756 for the three months ended March 31, 2005. Costs of sales increased 9% to $217,580 for the three months ended March 31, 2006 compared to $199,644 for the three months ended March 31, 2005. Operating expenses decreased 16% to $298,107 for the three months ended March 31, 2006 compared to $354,606 for the three months ended March 31, 2005.

The Company currently has a backlog of approximately $750,000. Management believes that this backlog will be consumed during the rest of the fiscal year 2006.

Financial Condition and Liquidity
---------------------------------

For the three months ended March 31, 2006, the Company relied principally on cash from operations and from loans from two officers/directors to fund its operations. Working capital deficit at March 31, 2006 was $6,024,085 compared to $5,822,003 at December 31, 2005. The Company is working to narrow its losses and to get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


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


                                                   MPM Technologies, Inc.




           May 15, 2006                            /s/ Michael J. Luciano
    ------------------------------            ----------------------------------
                                                       Michael J. Luciano
                                                       Chairman & CEO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbarnes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael J. Luciano
----------------------
Michael J. Luciano
Chairman and Chief Executive Officer
May 15, 2006

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



Date: May 15, 2006                           /s/ Michael J. Luciano
------------------                           -----------------------------------
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



Date: May 15, 2006                           /s/ Glen Hjort
------------------                           -----------------------------------
                                             Chief Financial Officer