Form 10QSB
period 2006-06-30
MPM TECHNOLOGIES INC
filed 2006-08-21
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                       For the quarter ended June 30, 2006
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

As of August 14, 2006, the registrant had outstanding 3,183,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements follow on the next page.

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                         JUNE 30, 2006         DECEMBER 31, 2005
                                                                       -----------------       -----------------
                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                            $          83,427       $           4,795
  Accounts receivable, net of allowance for doubtful
   accounts of $154,000                                                          151,803                  98,448
  Costs and estimated earnings in excess of billings                             142,930                  15,901
  Other current assets                                                            66,155                  27,519
                                                                       -----------------       -----------------
        Total current assets                                                     444,315                 146,663
                                                                       -----------------       -----------------
  Property, plant and equipment, net                                              19,083                  18,487
  Mineral properties held for sale                                             1,070,368               1,070,368
  Prepaid royalty                                                                273,000                 273,000
  Purchased intangible, net of accumulated amortization of
   $573,750 and $540,000                                                         101,250                 135,000
  Other assets, net                                                               70,139                  96,474
                                                                       -----------------       -----------------
                                                                       $       1,978,155       $       1,739,992
                                                                       =================       =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $         833,108       $         764,467
  Accrued expenses                                                                35,475                  73,029
  Billings in excess of costs and estimated earnings                              53,097                  22,564
  Related party debt                                                           5,599,555               5,108,606
                                                                       -----------------       -----------------
        Total current liabilities                                              6,521,235               5,968,666
                                                                       -----------------       -----------------
  Notes payable                                                                3,336,335               3,247,041
                                                                       -----------------       -----------------
        Total liabilities                                                      9,857,570               9,215,707
                                                                       -----------------       -----------------

Commitments and contingencies                                                          -                       -

Stockholders' equity (deficiency):
  Preferred stock, no stated value, 10,000,000 shares
   authorized, no shares issued or outstanding                                         -                       -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 3,183,064 shares issued and outstanding                             3,183                   3,183
  Additional paid-in capital                                                  11,313,019              11,313,019
  Accumulated deficit                                                        (19,195,617)            (18,791,917)
                                                                       -----------------       -----------------
        Total stockholders' equity (deficiency)                               (7,879,415)             (7,475,715)
                                                                       -----------------       -----------------
                                                                       $       1,978,155       $       1,739,992
                                                                       =================       =================

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Six Months Ended                  Three Months Ended
                                                                June 30,                           June 30,
                                                     -------------------------------    -------------------------------
                                                         2006              2005             2006              2005
                                                     --------------    -------------    --------------    -------------
Revenues - Projects                                  $      867,276    $     598,735    $      577,891    $     406,853
Revenues - Parts and service                                274,521          521,204           170,418          244,330
                                                     --------------    -------------    --------------    -------------
Total Revenues                                            1,141,797        1,119,939           748,309          651,183
                                                     --------------    -------------    --------------    -------------
Cost of sales - Projects                                    537,375          183,084           367,736          181,534
Cost of sales - Parts and service                           110,806          278,711            62,865           80,617
                                                     --------------    -------------    --------------    -------------
Total Cost of Sales                                         648,181          461,795           430,601          262,151
                                                     --------------    -------------    --------------    -------------
Gross margin                                                493,616          658,144           317,708          389,032
Selling, general and administrative expenses                549,185          707,010           251,078          352,346
                                                     --------------    -------------    --------------    -------------
(Loss) income from operations                               (55,569)         (48,866)           66,630           36,686
                                                     --------------    -------------    --------------    -------------
Other income (expense):
    Interest expense                                       (313,915)        (224,146)         (151,155)        (111,545)
    Miscellaneous                                           (34,216)          48,053           (34,216)          26,138
                                                     --------------    -------------    --------------    -------------
Net other income (expense)                                 (348,131)        (176,093)         (185,371)         (85,407)
                                                     --------------    -------------    --------------    -------------
Net loss                                                  ($403,700)       ($224,959)        ($118,741)        ($48,721)
                                                     ==============    =============    ==============    =============
Income per share - basic and diluted:
    Net loss                                                 ($0.13)          ($0.07)           ($0.04)          ($0.02)
                                                     ==============    =============    ==============    =============
Weighted average shares of common stock
outstanding -
    basic and diluted                                     3,183,064        3,183,064         3,183,064        3,183,064
                                                     ==============    =============    ==============    =============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                        ------------------------------------
                                                                             2006                2005
                                                                        ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     ($403,700)          ($224,959)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                 46,690              53,061
    Change in assets and liabilities:
        Accounts receivable                                                      (53,355)           (136,337)
        Costs and estimated earnings in excess of billings                      (127,029)             44,187
        Other assets                                                             (12,301)            (45,552)
        Accounts payable and accrued expenses                                     46,009            (375,843)
        Accrued interest on long-term debt                                        89,294              85,133
        Accrued interest and deferred expenses on related party debt             308,427             276,533
        Billings in excess of costs and estimated earnings                        30,533            (100,509)
                                                                        ----------------    ----------------
Cash used in operating activities                                                (75,432)           (424,286)
                                                                        ----------------    ----------------
Cash flows from investing activities:
  Purchase of property and equipment                                             (13,536)                  -
                                                                        ----------------    ----------------
Net cash used in investing activities                                            (13,536)                  -
                                                                        ----------------    ----------------
Cash flows from financing activities:
     Proceeds from related party debt                                            167,600             430,798
                                                                        ----------------    ----------------
Net cash provided by financing activities                                        167,600             430,798
                                                                        ----------------    ----------------
Net increase in cash and cash equivalents                                         78,632               6,512
Cash and cash equivalents, beginning of period                                     4,795               6,778
                                                                        ----------------    ----------------
Cash and cash equivalents, end of period                                         $83,427             $13,290
                                                                        ================    ================
Supplemental disclosure of cash flow information:

Cash paid during the period for:

        Interest                                                        $            916    $              -

        Income taxes                                                    $              -    $              -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2005. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2006 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2006.

2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Six Months Ended June 30, 2006
--------------------------------------
                                                                    Weighted-
                                         Net                         Average                   Per-Share
                                         Loss                         Shares                     Amount
                                      -----------                  -----------                -----------
Basic EPS
Loss available to common
 stockholders                           $(403,700)                  3,183,064                      $(0.13)

Effect of Dilutive Securities
Common stock options                            -                    1,949,508                          -
                                      -----------                  -----------                -----------
Diluted EPS
Loss available to common
 stockholders - assumed
 conversions                            $(403,700)                   5,132,572                     $(0.13)
                                      ===========                  ===========                ===========


For the Three Months Ended June 30, 2006
----------------------------------------
                                                                    Weighted-
                                         Net                         Average                   Per-Share
                                         Loss                         Shares                     Amount
                                      -----------                  -----------                -----------
Basic EPS
Loss available to common
  stockholders                          $(118,741)                   3,183,064                     $(0.04)

Effect of Dilutive Securities
Common stock options                            -                    1,949,508                          -
                                      -----------                  -----------                -----------

Diluted EPS
Loss available to common
 stockholders - assumed
 conversions                            $(118,741)                   5,132,572                     $(0.04)
                                      ===========                  ===========                ===========



For the Six Months Ended June 30, 2005
--------------------------------------
                                                                    Weighted-
                                         Net                         Average                   Per-Share
                                         Loss                         Shares                     Amount
                                      -----------                  -----------                -----------
Basic EPS
Loss available to common
 stockholders                           $(224,959)                   3,183,064                     $(0.07)

Effect of Dilutive Securities
Common stock options                            -                    1,864,508                          -
                                      -----------                  -----------                -----------

Diluted EPS
Loss available to common
 stockholders - assumed
 conversions                            $(224,959)                   5,047,572                     $(0.07)
                                      ===========                  ===========                ===========


For the Three Months Ended June 30, 2005
----------------------------------------
                                                                    Weighted-
                                         Net                         Average                   Per-Share
                                         Loss                         Shares                     Amount
                                      -----------                  -----------                -----------
Basic EPS
Loss available to common
 stockholders                            $(48,721)                   3,183,064                     $(0.02)

Effect of Dilutive Securities
Common stock options                            -                    1,864,508                          -
                                      -----------                  -----------                -----------

Diluted EPS
Loss available to common
 stockholders - assumed
 conversions                             $(48,721)                   5,047,572                     $(0.02)
                                      ===========                  ===========                ===========

3.   Concentrations of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. The Company places its cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.   Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $525,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment, and matures on January 2, 2008. As of June 30, 2006, the Company has $2,769,790 of principal advances and accrued interest of $566,545. During the six months ended June 30, 2006, the Company recorded interest expense of $89,294.

5.   Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At June 30, 2006, amounts owed these related parties totaled $5,599,555 and are due on demand.


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

As of April 1, 1997, MPM acquired certain of the assets and assumed certain of the liabilities of a portion of a division of United States Filter Corporation, and formed Huntington Environmental Systems, Inc. ("HES") to operate this air pollution control business. HES designed, engineered, supplied and serviced high temperature and chemical air pollution control systems for Fortune 500 and other industrial and environmental companies. HES management filed a petition under Chapter 7 of the United States Bankruptcy Code in court on March 7, 2004. On July 20, 2005, the trustee in bankruptcy filed a report with the United States Bankruptcy Court Northern District of Illinois (Chicago) for Bankruptcy Petition # 04-09160 indicating that he believed that there were no assets to be administrated for the benefit of creditors.

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

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the six and three months ended June 30, 2006 and 2005 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss for the six months ended June 30, 2006 was $403,700 or $0.13 per share compared to net loss of $224,959, or $0.07 per share for the six months ended June 30, 2005.

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

Six and three months ended 6/30/06 compared to six and
------------------------------------------------------
three months ended 6/30/05
--------------------------
For the six months ended June 30, 2006, MPM had a net loss of $403,700, or $0.13 per share compared to a net loss of $224,959, or $0.07 per share for the six months ended June 30, 2005. Revenues increased 2% to $1,141,797 for the six months ended June 30, 2006 compared to $1,119,939 for the six months ended June 30, 2005. Revenue increases were due to slightly improved sales at AirPol. Costs of sales increased 40% to $648,181 for the six months ended June 30, 2006 compared to $461,795 for the six months ended June 30, 2005. This was due to smaller operating margins on the work in progress. Operating expenses decreased 22% to $549,185 for the six months ended June 30, 2006 compared to $707,010 for the six months ended June 30, 2005. Operating expense decreases were due primarily to staff reductions and the related costs.

For the three months ended June 30, 2006, MPM had a net loss of $118,741, or $0.04 per share compared to a net loss of $48,721, or $0.02 per share for the three months ended June 30, 2005. Revenues increased 15% to $748,309 for the three months ended June 30, 2006 compared to $651,183 for the three months ended June 30, 2005. Costs of sales increased 64% to $430,601 for the three months ended June 30, 2006 compared to $262,151 for the three months ended June 30, 2005. Operating expenses decreased 29% to $251,078 for the three months ended June 30, 2006 compared to $352,346 for the three months ended June 30, 2005.

The Company currently has a backlog of approximately $350,000. Management believes that this backlog will be consumed during the rest of the fiscal year 2006.


Financial Condition and Liquidity
---------------------------------

For the six months-ended June 30, 2006, the Company relied principally on cash from operations and loans from an officer/director to fund its operations. Working capital deficit at June 30, 2006 was $6,076,920 compared to $5,822,003 at December 31, 2005. The Company continues to look for ways to narrow its losses and reach its goal of breakeven by the end of the year. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM's Annual Meeting of Stockholders was held on June 27, 2006. Following are the results of the stockholders' voting:

Proposal 1 - Election of Directors

Name                                    For             Withhold
----                                    ---             --------
Richard E. Appleby                    1,832,375         167,485
Dr. Richard Kao                       1,835,947         163,913

Each director was re-elected for a three-year term.

Total shares represented by proxy and in person: 1,999,860
Percentage of the outstanding voting shares: 62.83%
Outstanding voting shares: 3,183,064


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        MPM Technologies, Inc.




August 14, 2006                                         /s/ Michael J. Luciano
---------------                                         ------------------------
    (date)                                                  Michael J. Luciano
                                                            Chairman & CEO