Form 10QSB
period 2006-09-30
MPM TECHNOLOGIES INC
filed 2006-11-20
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                    For the quarter ended September 30, 2006
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

As of November 14, 2006, the registrant had outstanding 3,183,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements follow on the next page.

                                 MPM TECHNOLOGIES, INC.
                                    AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                         ASSETS

                                                                          SEPTEMBER             DECEMBER
                                                                           30, 2006             31, 2005
                                                                         -------------        -----------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                     $4,958             $4,795
     Accounts receivable, net of allowance for doubtful accounts
       of $195,000 and $154,000, respectively                                     182,698             98,448
     Costs and estimated earnings in excess of billings                            74,533             15,901
     Other current assets                                                          70,772             27,519
                                                                         -----------------    ---------------
                             Total current assets                                 332,961            146,663
                                                                         -----------------    ---------------
     Property, plant and equipment, net                                            14,994             18,487
     Mineral properties held for sale                                           1,070,368          1,070,368
     Prepaid royalty                                                              273,000            273,000
     Purchased intangible, net of accumulated amortization of $590,625
       and $540,000, respectively                                                  84,375            135,000
     Other assets, net                                                             56,761             96,474
                                                                         -----------------    ---------------
                                                                               $1,832,459         $1,739,992
                                                                         =================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $629,218           $764,467
     Accrued expenses                                                              27,738             73,029
     Billings in excess of costs and estimated earnings                            78,500             22,564
     Related party debt                                                         5,845,521          5,108,606
                                                                         -----------------    ---------------
                             Total current liabilities                          6,580,977          5,968,666
                                                                         -----------------    ---------------
     Notes payable                                                              3,380,982          3,247,041
                                                                         -----------------    ---------------
                             Total liabilities                                  9,961,959          9,215,707
                                                                         -----------------    ---------------

Commitments and contingencies

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 3,183,064 shares issued and outstanding                          3,183              3,183
     Additional paid-in capital                                                11,313,019         11,313,019
     Accumulated deficit                                                      (19,445,702)       (18,791,917)
                                                                         -----------------    ---------------
                             Total stockholders' equity (deficiency)           (8,129,500)        (7,475,715)
                                                                         -----------------    ---------------
                                                                               $1,832,459         $1,739,992
                                                                         =================    ===============








The notes to the Consolidated Financial Statements are an integral part of these statements.

                                 MPM TECHNOLOGIES, INC.
                                    AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                                Nine Months Ended                   Three Months Ended
                                                                  September 30,                       September 30,
                                                        ----------------------------------    -------------------------------
                                                            2006             2005                 2006              2005
                                                        -------------    ---------------      -------------     -------------

Revenues - Projects                                       $1,062,980             $863,997           $195,704        $265,261
Revenues - Parts and service                                 435,264              691,298           $160,743         170,095
                                                        -------------    -----------------
                                                                                              ---------------   -------------
Total Revenues                                             1,498,244            1,555,295            356,447         435,356
                                                        -------------    -----------------    ---------------   -------------
Cost of sales - Projects                                     656,206              433,359             98,831         133,843
Cost of sales - Parts and service                            193,332              384,666             82,527         102,387
                                                        -------------    -----------------    ---------------   -------------
Total cost of sales                                          849,538              818,025            181,358         236,230
                                                        -------------    -----------------    ---------------   -------------
Gross margin                                                 648,706              737,270            175,089         199,126
Selling, general and administrative expenses                 807,341              774,004            278,156         186,995
                                                        -------------    -----------------    ---------------   -------------
Income (loss) from operations                               (158,635)             (36,734)          (103,067)         12,131
                                                        -------------    -----------------    ---------------   -------------

Other income (expense):
      Interest expense                                      (467,910)            (310,862)          (153,985)        (86,716)
      Miscellaneous                                          (27,240)              65,778              6,967          17,725
                                                        -------------    -----------------    ---------------   -------------
Net other income (expense)                                  (495,150)            (245,084)          (147,018)        (68,991)
                                                        -------------    -----------------    ---------------   -------------
Net loss from continuing operations                         (653,785)            (281,818)          (250,085)        (56,860)
                                                        -------------    -----------------    ---------------   -------------


     Gain on disposal of discontinued operations                   -            2,611,922                  -       2,611,922
                                                        -------------    -----------------    ---------------   -------------
Net income from discontinued operations                            -            2,611,922                  -       2,611,922
                                                        -------------    -----------------    ---------------   -------------
Net income (loss)                                          ($653,785)          $2,330,104          ($250,085)     $2,555,062
                                                        =============    =================    ===============   =============

Income (loss) per share from continuing operations -
basic                                                         ($0.21)              ($0.09)            ($0.08)         ($0.02)

Income per share from discontinued operations - basic              -                 0.82                  -            0.82
                                                        -------------    -----------------    ---------------   -------------
Net income (loss) per share - basic                           ($0.21)               $0.73             ($0.08)          $0.80
                                                        =============    =================    ===============   =============

Weighted average shares of common stock outstanding -
     basic                                                 3,183,064            3,183,064          3,183,064       3,183,064
                                                        =============    =================    ===============   =============

Loss per share from continuing operations - diluted           ($0.21)              ($0.06)            ($0.08)         ($0.01)
Income per share from discontinued operations -
diluted                                                            -                 0.52                  -            0.52
                                                        -------------    -----------------    ---------------   -------------
Net income per share - diluted                                ($0.21)               $0.46             ($0.08)          $0.51
                                                        =============    =================    ===============   =============

Weighted average shares of common stock outstanding -
     diluted                                               3,183,064            5,037,072          3,183,064       5,037,072
                                                        =============    =================    ===============   =============








The notes to the Consolidated Financial Statements are an integral part of these statements.

                                 MPM TECHNOLOGIES, INC.
                                    AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         ------------------------------------

                                                                              2006                 2005
                                                                         -------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss from continuing operations                                        ($653,785)         ($281,818)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                            54,118             77,668
          Change in assets and liabilities:
              Accounts receivable                                                 (84,250)            43,876
              Costs and estimated earnings in excess of billings                  (58,632)            87,993
              Other assets                                                         (3,540)            29,087
              Accounts payable and accrued expenses                              (180,540)          (376,974)
              Accrued interest on long-term debt                                  133,941            121,475
              Accrued interest and deferred expenses on related party
              debt                                                                473,315            413,643
              Billings in excess of costs and estimated earnings                   55,936           (311,918)
                                                                         -----------------    ---------------
Cash used in continuing operations                                               (263,437)          (196,968)
                                                                         -----------------    ---------------


Income from discontinued operations                                                     -          2,611,922

Increase in net assets of discontinued operations                                       -         (2,611,922)
                                                                         -----------------    ---------------
Cash used in discontinued operations                                                    -                  -
                                                                         -----------------    ---------------

Net cash used in operating activities                                            (263,437)          (196,968)
                                                                         -----------------    ---------------

Cash flows from financing activities:
     Proceeds from related party debt                                             263,600            193,500
                                                                         -----------------    ---------------
Net cash provided by financing activities                                         263,600            193,500
                                                                         -----------------    ---------------
Net increase (decrease) in cash and cash equivalents                                  163             (3,468)
Cash and cash equivalents, beginning of period                                      4,795              6,778
                                                                         -----------------    ---------------
Cash and cash equivalents, end of period                                           $4,958             $3,310
                                                                         =================    ===============

Supplemental disclosure of cash flow information:

Cash paid during the period for:

                  Interest                                                           $916               $953

                  Income taxes                                                        $-              $3,000

For the nine months ended September 30, 2005, in settlement of a legal action against HES, MPM assumed $50,000 of HES's liabilities.





The notes to the Consolidated Financial Statements are an integral part of these statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2005. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 2006 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2006.

2.       Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:



For the Nine Months Ended September 30, 2006
--------------------------------------------

                                                                             Weighted-
                                                  Net                        Average                     Per-Share
                                                  Loss                       Shares                       Amount
                                                  ----                       ------                       ------
Basic EPS
Loss available to common
  stockholders                                   $(653,785)               3,183,064                        $(0.21)

Effect of Dilutive Securities
Common stock options                                     -                1,949,508                             -
                                                 ---------                ---------                       ------
Diluted EPS
Loss available to common
  stockholders - assumed
  conversions                                    $(653,785)               5,132,572                       $(0.21)*
                                                ===========               =========                      ========

For the Nine Months Ended September 30, 2005
--------------------------------------------

                                                                             Weighted-
                                                  Net                        Average                     Per-Share
                                                  Loss                       Shares                       Amount
                                                  ----                       ------                       ------
Basic EPS
Income available to common
  stockholders                                   $2,330,104               3,183,064                       $0.73

Effect of Dilutive Securities
Common stock options                                      -               1,854,008                       (0.27)
                                                  ---------               ---------                       ------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                    $2,330,104               5,037,072                       $0.46
                                                ===========               =========                      ======


For the Three Months Ended September 30, 2006
---------------------------------------------

                                                                             Weighted-
                                                  Net                        Average                     Per-Share
                                                  Loss                       Shares                       Amount
                                                  ----                       ------                       ------
Basic EPS
Loss available to common
  stockholders                                    $(250,085)              3,183,064                      $(0.08)

Effect of Dilutive Securities
Common stock options                                      -               1,949,508                           -
                                                  ---------               ---------                       ------
Diluted EPS
Loss available to common
  stockholders - assumed
  conversions                                     $(250,085)              5,132,572                      $(0.08)*
                                                 ==========              ==========                      ========


For the Three Months Ended September 30, 2005
---------------------------------------------


                                                                             Weighted-
                                                  Net                        Average                     Per-Share
                                                  Loss                       Shares                       Amount
                                                  ----                       ------                       ------
Basic EPS
Income available to common
  stockholders                                   $2,555,062               3,183,064                       $0.80

Effect of Dilutive Securities
Common stock options                                      -               1,854,008                       (0.29)
                                                  ---------               ---------                       ------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                    $2,555,062               5,037,072                       $0.51
                                                 ==========               =========                       =====

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

4.       Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company could borrow up to $525,000 at 5.25% per annum. This was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment, and matures on January 2, 2008. As of September 30, 2006, the Company has $2,769,790 of principal advances and accrued interest of $611,192. During the nine months ended September 30, 2006, the Company recorded interest expense of $133,940.

5.       Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At September 30, 2006, amounts owed these related parties totaled $5,845,521.

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

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine and three months ended September 30, 2006 and 2005 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from continuing operations for the nine months ended September 30, 2006 was $653,785 or $0.21 per share compared to net loss from continuing operations of $281,818, or $0.09 per share for the nine months ended September 30, 2005.

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

Nine and three months ended September 30, 2006 compared to nine and three months
--------------------------------------------------------------------------------
ended September 30, 2005
------------------------
For the nine months ended September 30, 2006, MPM had a net loss from continuing operations of $653,785, or $0.21 per share compared to a net loss from continuing operations of $281,818, or $0.09 per share for the nine months ended September 30, 2005. Revenues decreased 4% to $1,498,244 for the nine months ended September 30, 2006 compared to $1,555,295 for the nine months ended September 30, 2005. Revenue decreases were due to slower parts and service sales at AirPol. Costs of sales increased 4% to $849,538 for the nine months ended September 30, 2006 compared to $818,025 for the nine months ended September 30, 2005. This was due to slightly smaller operating margins on the work in progress. Operating expenses increased slightly to $807,341 for the nine months ended September 30, 2006 compared to $774,004 for the nine months ended September 30, 2005. Operating expense increases were not significant.

For the nine months ended September 30, 2005, MPM had a net gain from disposal of discontinued operations of $2,611,922, or $0.82 per share basic, and $0.52 per share on a fully diluted basis. This was due to the liquidation in bankruptcy pursuant to the Bankruptcy Court's decision on July 20, 2005.

For the three months ended September 30, 2006, MPM had a net loss from continuing operations of $250,085, or $0.08 per share compared to a net loss of $56,860, or $0.02 per share for the three months ended September 30, 2005. Revenues decreased 18% to $356,447 for the three months ended September 30, 2006 compared to $435,356 for the three months ended September 30, 2005. This was due to fewer projects in the third quarter compared to the prior year, and slightly slower parts and service sales. Costs of sales decreased 23% to $181,358 for the three months ended September 30, 2006 compared to $236,230 for the three months ended September 30, 2005. Operating expenses increased 49% to $278,156 for the three months ended September 30, 2006 compared to $186,995 for the three months ended September 30, 2005. This was due in part to an increase in the allowance for doubtful accounts of $41,000.

The Company currently has a backlog of approximately $188,000. Management believes that this backlog will be consumed during the rest of the fiscal year 2006.

Financial Condition and Liquidity
---------------------------------

For the nine months ended September 30, 2006, the Company relied principally on cash from operations and loans from an officer/director to fund its operations. Working capital deficit at September 30, 2006 was $6,248,016 compared to $5,822,003 at December 31, 2005. The Company continues to look for ways to narrow its losses. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.

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


                                      MPM Technologies, Inc.

        November 15, 2006                              /s/ Michael J. Luciano
---------------------------------             ----------------------------------
       (date)                                          Michael J. Luciano
                                                       Chairman & CEO