Form 10KSB
period 2006-12-31
MPM TECHNOLOGIES INC
filed 2007-04-17
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its Charter)

          WASHINGTON                                     81-0436060
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                 199 POMEROY ROAD, PARSIPPANY, NEW JERSEY 07054
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 973-428-5009

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: None

                        COMMON STOCK, PAR VALUE OF $0.001
                        ---------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $ 1,729,257

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $1.00 at which the common equity was sold as of April 12, 2007 was $ 6,263,064.

The number of shares outstanding of the registrant's common stock as of April 12, 2007 was 6,263,064.

Transitional Small Business Disclosure Format  Yes ___  No _X_

PART I

Item 1. Business

Incorporated in 1983, MPM Technologies, Inc. ("MPM" or "the Company") as of year ended December 31, 2006, had three wholly owned subsidiaries: AirPol, Inc. ("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining Inc. ("Mining"). For the year ended December 31, 2006, AirPol was the only revenue generating entity.

On March 9, 2004, MPM management filed a petition for subsidiary Huntington Environmental Systems Inc. ("Huntington") in federal court under Chapter 7 of the U.S. Bankruptcy Code. There were no operations of Huntington in 2005. On July 20, 2005, the bankruptcy trustee filed a report with the U.S. Bankruptcy Court Northern District of Illinois under bankruptcy petition number 04-09160 stating that the trustee had examined the debtor in accordance with Section 341(d) of the Bankruptcy Code that he believed that there were no assets to be administered for the benefit of creditors.

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

--------------------------------------------------------------------------------

                                 MPM MINING INC
                       EMERY DISTRICT MINERALIZED MATERIAL
                       -----------------------------------

                                                     Ounces Per Ton
                                                     --------------
Location              Tons                       Gold             Silver
--------             -------                     -----            ------
Emery Mine            57,941                     0.372             15.39
Emery Stockpiles      38,859                     0.120              4.28
Bonanza              218,579                     0.132              2.06
Hidden Hand          208,619                     0.123                --

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

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

Management considers MPM's reportable segments to be business units that offer different products. The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field. Airpol operates in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. Accordingly, for the years ended December 31, 2006 and 2005, the Company operated in one segment, and there is no separate segment reporting required.

BACKLOG

MPM had a backlog of orders and work in progress at AirPol aggregating approximately $1,060,000 at December 31, 2006. It is anticipated that operations will consume these backorders during 2007. There is currently no other backlog of orders for any of MPM's other businesses.

WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place during 2007.

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

EMPLOYEES

At December 31, 2006, MPM had three employees and there were four employees at AirPol. MPM believes that its relations with its employees are good.


Item 2. Properties

AirPol leases its office space under a lease that expires in August of 2007. MPM has no property related to its waste-to-energy operations. MPM believes that its existing facilities are adequate for the current level of operations.

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

                                [GRAPHIC OMITTED]
                       (See Supplemental pdf attachment)


Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

a) Market Information

On February 18, 2003 MPM common stock began trading on the OTC Bulletin Board under the trading symbol MPML. The following table shows quarterly high and low bid prices for 2006 and 2005 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                       High Bid         Low Bid
                                                       --------         -------
2006
----
First Quarter                                          $  .40            $ .10
Second Quarter                                           1.05              .15
Third Quarter                                             .85              .25
Fourth Quarter                                            .69              .25

2005
----
First Quarter                                          $  .25            $ .18
Second Quarter                                            .20              .06
Third Quarter                                             .27              .06
Fourth Quarter                                            .25              .10

b) Holders

As of April 12, 2007, there were approximately 1,800 holders of record of the Registrant's common stock.

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


a) Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. The results of operations for the years ended December 31, 2006 and 2005 include the operations AirPol.

For the year ended December 31, 2006, MPM had consolidated revenues of $1,729,257. Consolidated revenues for 2005 were $1,959,353. MPM had a net loss for the year of $1,651,804, or $0.49 per share. MPM's net income for 2005 was $1,898,498, or $0.60 per share ($0.38 per share on a fully diluted basis). The net income was due to the liquidation of the assets and liabilities of Huntington. The Company realized a gain on liquidation of $2,611,922, or $0.82 per share. Not including the gain from the liquidation, MPM had a net loss for 2005 of $713,424, or $0.22 per share. Revenues were again hurt by the lack of enforcement of clean air laws. Air pollution control companies depend heavily on the enforcement of clean air laws.

MPM's management continues to work to bring the Company to profitability. Other businesses are being evaluated to consider moving the Company's business toward other more profitable ventures. There have been significant consolidations in the air pollution control industry in the past few years. MPM management's short- term goal is to operate a lean, profitable company.

2006 COMPARED TO 2005

Revenues decreased $230,096 (12%) from $1,959,353 in 2005 to $1,729,257 in 2006.
The net loss from continuing operations for 2006 was $1,651,804 or $0.49 per share compared to $713,424 or $0.22 per share in 2005.

Selling, general and administrative expenses increased $408,418 (38%) from $1,087,013 in 2005 to $1,495,431 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During 2006, funds for operations were provided principally by loans from an officer/director. Current cash reserves and continuing operations of HES and AirPol are not believed to be adequate to fund MPM's and its subsidiaries operations for the foreseeable future. MPM management is considering alternative sources of capital such as private placements, other stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM's consolidated statements of cash flows:

                                                                Year ended
                                                                December 31,
                                                                ------------

                                                             2006        2005
                                                          ---------- -----------

   Net cash provided by (used in) operating activities    $ 148,029  $ (311,483)

   Net cash used in investing activities                    (13,201)          -

   Net cash provided by financing activities                303,600     309,500
                                                          ---------- -----------

   Net increase (decrease) in cash and cash equivalents   $ 438,428  $   (1,983)
                                                          ========== ===========

The net cash provided by operating activities in 2006 was due to collections of accounts receivable, non-cash costs such as depreciation and amortization, and increases in billings in excess of costs and estimated earnings on projects in progress. Cash used in operating activities in 2005 was due primarily to the net loss. This was due mainly to the decreased activity levels at AirPol during 2005.

The net cash provided by financing activities in 2006 and 2005 of $303,600 and $309,500, respectively, were due to loans from related parties.

Management believes its present sources of working capital are sufficient for both its short and long-term purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation Number 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") Number 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. FIN 48 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements", which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 as of January 1, 2008, as required. SFAS 157 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Changes in funded status of the plan must be recognized through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. Accordingly, we adopted SFAS 158 for our year ended December 31, 2006. Since the Company does not have a defined benefit postretirement plan, the adoption of SFAS 158 did not impact our financial statements.


IMPACT OF INFLATION

Although inflation has been low in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, AirPol passes increased costs on to its customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 2006 was negligible.

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

                           DECEMBER 31, 2006 AND 2005

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm............ F-2

Consolidated Balance Sheet as of December 31, 2006................. F-3

Consolidated Statements of Operations for the years ended
 December 31, 2006 and 2005........................................ F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2006 and 2005........................................ F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 2006 and 2005........................................ F-6 to F-7

Summary of Accounting Policies..................................... F-8 to F-10

Notes to Consolidated Financial Statements......................... F-11 to F-18

           Report of the Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate any significant revenues and has a working capital deficiency of $5,889,394 at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rosenberg Rich Baker Berman & Co.
Bridgewater, New Jersey
April 12, 2007

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006

                                     ASSETS
Current assets:
  Cash and cash equivalents                                      $     443,223
  Accounts receivable, less allowance for doubtful accounts of
   $165,000 (Note 10)                                                   24,293
  Costs and estimated earnings in excess of billings (Notes 1
   and 2)                                                               74,215
  Other current assets                                                  24,254
                                                                 --------------
      Total current assets                                             565,985
                                                                 --------------

Property, plant and equipment (Notes1 and 4)                            10,405
Mineral property held for investment (Note 11)                       1,070,368
Prepaid royalty (Note 12)                                              273,000
Purchased intangible, net of accumulated amortization of $607,500
 (Note 14)                                                              67,500
Other assets, net                                                       95,139
                                                                 --------------
                                                                 $   2,082,397
                                                                 ==============

                       LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable (Note 1)                                      $     693,677
  Accrued expenses (Note 1)                                             63,167
  Billings in excess of costs and estimated earnings (Notes 1
   and 2)                                                              452,434
  Related party debt (Note 6)                                        5,246,101
                                                                 --------------
      Total current liabilities                                      6,455,379

  Notes payable (Note 5)                                             3,830,537
                                                                 --------------
      Total liabilities                                             10,285,916
                                                                 --------------

Commitments and contingencies (Notes 7)                                      -

Stockholders' equity (Note 9):
  Preferred stock, no par value; 10,000,000 shares authorized; 0
   shares issued and outstanding                                             -
  Common stock, $0.001 par value; 100,000,000 shares authorized;
   6,263,064 shares issued and outstanding                               6,263
  Additional paid-in capital                                        12,233,939
  Accumulated deficit                                              (20,443,721)
                                                                 --------------
      Total stockholders' equity                                    (8,203,519)
                                                                 --------------
                                                                 $   2,082,397
                                                                 ==============


 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                    ---------------------------
                                                        2006           2005
                                                    -------------  ------------

Revenues - Projects (Note 2)                        $  1,186,953   $   928,653
Revenues - Parts and service (Note 2)                    542,304     1,030,700
                                                    -------------  ------------
  Total Revenues                                       1,729,257     1,959,353
                                                    -------------  ------------

Cost of sales - Projects                                 795,062       666,678
Cost of sales - Parts and service                        260,706       504,823
                                                    -------------  ------------
  Total cost of sales                                  1,055,768     1,171,501
                                                    -------------  ------------

Gross margin                                             673,489       787,852
Selling, general and administrative expenses           1,495,431     1,087,013
                                                    -------------  ------------

Loss from operations                                    (821,942)     (299,161)
                                                    -------------  ------------

Other income (expense):
  Gain on settlement                                      (5,861)      266,318
  Interest expense (Note 6)                             (798,068)     (624,095)
  Other income (expense), net                            (25,933)       63,091
  Impairment of investment of unconsolidated jointly
   owned company                                               -      (119,577)
                                                    -------------  ------------
Net other expense                                       (829,862)     (414,263)
                                                    -------------  ------------
Net loss from continuing operations                   (1,651,804)     (713,424)
Gain from disposal of operations                               -     2,611,922
                                                    -------------  ------------
Net (loss) income                                   $ (1,651,804)  $ 1,898,498
                                                    =============  ============


Income (loss) per share from continuing operations
 - basic                                            $      (0.49)  $     (0.22)
Gain from disposal of operations - basic                       -          0.82
                                                    -------------  ------------
Income (loss) per share - basic                     $      (0.49)  $      0.60
                                                    =============  ============

Weighted average shares of common stock outstanding
 - basic                                               3,318,078     3,183,064
                                                    =============  ============

Income (loss) per share from continuing operations
 - diluted                                          $      (0.49)  $     (0.14)
Gain from disposal of operations - diluted                     -          0.52
                                                    -------------  ------------
Income (loss) per share - diluted                   $      (0.49)  $      0.38
                                                    =============  ============

Weighted average shares of common stock outstanding
 - diluted                                             3,318,078     5,067,599
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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Total
                                      Common Stock       Additional                    Stockholders'
                                  --------------------     Paid-In      Accumulated       Equity
                                   Shares      Amount      Capital         Deficit      (Deficiency)
                                  ---------   --------  -------------  --------------  -------------

Balance, January 1, 2005          3,183,064   $ 3,183   $ 11,313,019   $ (20,690,415)  $ (9,374,213)

Net income                                -         -              -       1,898,498      1,898,498
                                  ---------   --------  -------------  --------------  -------------

Balance, December 31, 2005        3,183,064     3,183     11,313,019     (18,791,917)    (7,475,715)

Stock issued on debt conversion   3,080,000     3,080        920,920               -        924,000

Net loss                                  -         -              -      (1,651,804)    (1,651,804)
                                  ---------   --------  -------------  --------------  -------------

Balance, December 31, 2006        6,263,064   $ 6,263   $ 12,233,939   $ (20,443,721)  $ (8,203,519)
                                  =========   ========  =============  ==============  =============

 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2006           2005
                                                   -------------  -------------

Cash flows from operating activities:
 Net loss from continuing operations               $ (1,651,804)  $   (713,424)

 Adjustments to reconcile net income (loss) to net
  cash (used in) operating activities:
   Depreciation and amortization                         90,118        116,721
   Impairment of investment in unconsolidated
    jointly owned company                                     -        119,577
   Interest recognized upon beneficial conversion       154,000              -
   Accrued interest and expenses on long-term debt      583,496        161,966
   Accrued interest and deferred expenses on
    related party debt                                  603,895        598,644
   Changes in assets and liabilities:
     Accounts receivable                                 74,155         23,202
     Costs and estimated earnings in excess of
      billings                                          (58,314)       113,543
     Other current assets                                 3,265         14,866
     Other assets                                             -         (7,556)
     Accounts payable and accrued expenses              (80,652)      (426,822)
     Billings in excess of costs and estimated
      earnings                                          429,870       (312,200)
                                                   -------------  -------------
Net cash provided by (used in) continuing
 operations                                             148,029       (311,483)
                                                   -------------  -------------

   Gain on disposal of discontinued operation                 -      2,611,922
   Decrease in net assets of discontinued
    operations                                                -     (2,611,922)
                                                   -------------  -------------
Net cash provided by (used in) discontinued
 operations                                                   -              -
                                                   -------------  -------------

Net cash provided by (used in) operating activities     148,029       (311,483)
                                                   -------------  -------------

Cash flows from investing activities:
 Purchase of property, plant and equipment              (13,201)             -
                                                   -------------  -------------
Net cash used in investing activities                   (13,201)             -
                                                   -------------  -------------

Cash flows from financing activities:
   Borrowings from related parties                      333,600        350,500
   Repayment of related party debt                      (30,000)       (41,000)
                                                   -------------  -------------
Net cash provided by financing activities               303,600        309,500
                                                   -------------  -------------

Net increase (decrease) in cash and cash
 equivalents                                            438,428         (1,983)
Cash and cash equivalents, beginning of year              4,795          6,778
                                                   -------------  -------------
Cash and cash equivalents, end of year             $    443,223   $      4,795
                                                   =============  =============


 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2006           2005
                                                   -------------  -------------
Supplemental Disclosures Of Cash Flow Information:

Cash paid during the year for:
   Interest                                        $      7,825   $      4,063

Noncash Investing and Financing Activities:

On December 15, 2006, the Company converted $770,000 of related party notes payable into 3,080,000 shares of its common stock.

During 2005, the Company determined that its investments at equity had been impaired. Accordingly, investments at equity in the amount of $119,577 were written off. (Note 3).




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

Skygas, an 85% directly and indirectly owned joint venture, was formed in 1990 for the purpose of commercializing the Skygas technology, which is a disposal/gasification process that converts solid and semi-solid wastes into clean, medium BTU syntheses gas. As of December 31, 2006 and 2005, participants and interests owned in the Skygas venture included: NuPower (a 58.2% owned subsidiary of the Company), 70%, MPM Technologies, Inc., 15%, and USF Smogless of Milan, Italy (a subsidiary of United States Filter Corporation which also owns shares of the Company totaling 6.83% of the common stock outstanding), 15%.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2006, the Company has a working capital deficiency, an accumulated deficit, and has not been able to generate any significant revenues. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company plans to raise additional capital in the future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------


Revenue Recognition

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 2006 and 2005, no amounts were recognized for estimated contract losses.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising  expense
was  $586  and  $3,616  for  the  years  ended   December  31,  2006  and  2005,
respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet as of December 31, 2006 for cash equivalents, investments, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

Earnings Per Share

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the weighted average number of shares actually outstanding during the period. Diluted earnings per share reflect the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 2006, outstanding options to purchase 1,885,675 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------


                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Business Acquisitions

On March 31, 1997, the Company acquired an operating business from United States Filter Corporation under the terms of an asset purchase agreement and subsequently formed an Illinois corporation, Huntington Environmental Systems, Inc., into which the acquired assets and liabilities were transferred. The acquisition of HES was recorded under the purchase method of accounting; accordingly, the results of operations of HES are included in the consolidated statements of operations from the date of acquisition. The purchase price consisted of the issuance of 146,667 shares of the Company's common stock valued at $990,000. The excess of the fair value of the net assets acquired over the purchase price was $944,889, which had been established as negative goodwill and was being amortized over ten years.

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

As of July 2, 1998, the fair values of assets acquired and liabilities assumed were as follows:

     Costs and estimated earnings in excess of billings        $  248,038
     Plant, property and equipment                                 89,539
     Goodwill                                                     760,532
     Accrued expenses                                             (15,751)
     Billings in excess of costs and estimated earnings          (547,748)
                                                               -----------
                                                               $  534,610
                                                               ===========

As of December 31, 2001, the Company wrote off the net balances of the goodwill and negative goodwill. The effect of these write-offs was not material.

In September 2000, the Company entered into an agreement to acquire substantially all of the stock of New Monitor Builders, Inc. Since the only assets of New Monitor Builders were patents, the agreement was changed, and the Company acquired only the patents. The Company issued 89,300 shares of its common stock, and recorded the patents acquired at the market value of the stock on its date of issue, $588,244. The patents were being carried at cost on the accompanying financial statements. The patents were being amortized over the life of the patents. During 2002, management took a charge to income for the impairment of the New Monitor investment, based on the estimated fair market value of the asset. This charge amounted to $514,000 and was included on the consolidated statements of operations at that time.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

2.   Costs and Estimated Earnings on Contracts in Progress

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of December 31, 2006.

     Costs incurred on contracts in progress                   $  750,572
     Estimated earnings                                           267,481
                                                               -----------
                                                                1,018,053
     Less billings to date                                      1,396,272
                                                               -----------
                                                               $ (378,219)
                                                               ===========

The above amounts are shown in the accompanying consolidated balance sheets under these captions at December 31, 2006.

     Costs and estimated earnings in excess of billings        $   74,215
     Billings in excess of costs and estimated earnings          (452,434)
                                                               -----------
                                                               $ (378,219)
                                                               ===========

3.   Investments at Equity

Investments in unconsolidated jointly owned companies in which the company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the company's proportionate share of their undistributed earnings or losses.

During 2005, MPM management determined that its 40% investment in Sunic-Airpol, Inc. had been permanently impaired. Accordingly, the investment in the amount of $119,577 was written off in 2005 and charged against income for the year.

4.   Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2006:

     Equipment                                                 $  271,437
     Furniture and fixtures                                        31,008
     Leasehold improvements                                         7,860
                                                               -----------
                                                                  310,305
     Less accumulated depreciation                                299,900
                                                               -----------
                                                               $   10,405
                                                               ===========

Depreciation expense charged to operations was $21,283 and $51,144 in 2006 and 2005, respectively.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

5.   Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matures on January 2, 2008. As of December 31, 2006, the Company has $2,769,790 of principal advances and accrued interest and expenses of $1,060,747 outstanding under the agreement. During the year ended December 31, 2006, the Company recorded interest and expenses of $583,496.

6.   Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At December 31, 2006, amounts owed these related parties totaled $5,246,101 due on demand.

On December 15, 2006, an officer/director converted $770,000 of advances into 3,080,000 shares of the Company's common stock. The fair value of the shares on the date of conversion was $924,000. The incremental consideration of $154,000 has been reflected as interest expense for the year ended December 31, 2006.

7.   Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2010. Future minimum rental payments required under operating leases that have initial and remaining non-cancelable terms in excess of one year are as follows:

     Year Ending December 31,
     ------------------------

              2007                                              $  82,968
              2008                                                 82,968
              2009                                                 82,968
              2010                                                 50,023
                                                                ----------
                                                                $ 298,927
                                                                ==========

Rent expense for the years ended December 31, 2006 and 2005 was $89,228 and $141,679, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through April 2007. The agreement may be terminated by the Company at any time.

8.   Income Taxes

As of December 31, 2006 the significant components of the Company's net deferred tax asset is as follows:

     Net operating loss carryforward                          $ 4,218,000
     Differences between book and tax depreciation                 20,000
     Goodwill and purchase asset adjustments                       10,000
     Writedown of mineral properties                              136,000
     Other                                                         40,000
                                                              ------------

                                                                4,424,000
     Less: valuation allowance                                  4,424,000
                                                              ------------
                                                              ============
                                                              $         -
                                                              ============

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2006. The total change in the valuation allowance amounted to $350,000 for the year ended December 31, 2006.

At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes totaling approximately $10.7 million that expire in the years 2007 through 2026. At December 2006, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $7.2 million that expire in the years 2007 through 2026.

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

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                     Weighted
                                                                      Average
                                                                      Option
                                                        Options        Price
                                                      -----------   ----------

     Outstanding at January 1, 2005                    1,864,508    $    1.83
     Granted                                              85,000         0.10
     Exercised                                                 -            -
     Expired                                                   -            -
                                                      -----------   ----------

     Outstanding at January 1, 2006                    1,949,508         1.83
     Granted                                                   -            -
     Exercised                                                 -            -
     Expired                                              63,833         1.80
                                                      -----------   ----------

     Outstanding at December 31, 2006                  1,885,675    $    0.90
                                                      ===========   ==========

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 23 percent; risk-free interest rate of 4.35 percent for 2005; and expected lives of ten years for 2005. The weighted average fair value at date of grant for options granted to employees was $0.10 per option for 2005. No options were granted in 2006. Under the accounting provisions of SFAS No. 123, the Company's net income and income per share for the year ended December 31, 2006 would have been adjusted to the pro forma amount indicated below:

                             Year Ended December 31,
                                                         2006           2005
                                                    -------------   ------------

     Net income (loss)
       As reported                                  $ (1,651,804)   $ 1,898,498
       Pro forma                                    $ (1,651,804)   $ 1,822,558

     Income (loss) per share
       As reported                                  $      (0.49)   $      0.60
       Pro forma                                    $      (0.49)   $      0.58

The following table summarizes information about stock options outstanding at December 31, 2006:

                       Number       Weighted   Options Outstanding and
    Range of        Outstanding     Average      Exercisable Weighted
    Exercise      and Exercisable   Exercise       Average Remaining
     Prices         at 12/31/06      Price     Contractual Life (Years)
 --------------- ----------------- ----------  ------------------------

 $         0.10            65,000  $    0.10             8.8
 $         0.22           365,750  $    0.22             6.7
 $         0.25            49,389  $    0.25             1.7
 $         0.36            40,446  $    0.36             5.8
 $         0.50           381,000  $    0.50             2.3
 $         0.60            50,000  $    0.60             5.7
 $         0.75           450,000  $    0.75             4.7
 $        0.875            21,756  $   0.875             1.6
 $         1.00            91,667  $    1.00             2.4
 $         2.00           301,000  $    2.00             2.3
 $         3.00            31,667  $    3.00             2.4
                 -----------------             ------------------------

 $ 0.10 - $3.00         1,885,675  $    0.90             5.4
                 =================             ========================

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

10.  Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31, 2006.


        Balance, beginning of year                            $ 154,047
        Charged to (deducted from) expense                       10,953
        Write-offs, net of recoveries                                 -
                                                              ----------
        Balance, end of year                                  $ 165,000
                                                              ==========

11.  Mineral Properties

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. In 2001, the Board of Directors changed this plan to hold the mineral properties as an investment. Accordingly, the Company has classified these assets as mineral properties held for investment in its balance sheet at December 31, 2006 and 2005.

12.  Prepaid Royalty

During 1994, the Company entered into an agreement to sell certain equipment related to the Skygas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the Skygas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has recharacterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment. The balance at December 31, 2006 was $273,000.

13.  Related Party Transactions

At December 31, 2006, the Company owed $5,246,101 to an officer/director and another director. During 2006, an officer director loaned $333,600 to the Company and was repaid $30,000. These loans are unsecured and are due on demand. On December 15, 2006, $770,000 of notes payable to an officer/ director were converted into 3,080,000 shares of the company's common stock. The Company also recognized $154,000 as interest expense upon the beneficial conversion of this debt.

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 2006 and 2005 of $55,000 each year.

As of December 31, 2006 and 2005, a business owned by the Company's Chief Executive Officer owed the Company $19,614 from the sale of certain equipment. This amount is included in accounts receivable.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

15.  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation Number 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") Number 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. FIN 48 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements", which defines fair value, creates a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 as of January 1, 2008, as required. SFAS 157 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Changes in funded status of the plan must be recognized through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. Accordingly, we adopted SFAS 158 for our year ended December 31, 2006. Since the Company does not have a defined benefit postretirement plan, the adoption of SFAS 158 did not impact our financial statements.

16.  Discontinued Operations

On March 7, 2004, management filed a petition in federal bankruptcy court on behalf of HES under Chapter 7 of the Bankruptcy Code. As a result, the assets and liabilities of HES were shown in the balance sheet under the captions "Assets to be disposed of" and "Liabilities to be disposed of". No gain or loss was reflected in the 2004 Statement of Operations as it was anticipated that the result of the bankruptcy proceedings would be a gain on the extinguishments of debt. Since HES was inactive for the periods presented, no gains or losses from discontinued operations have been reflected in the Statement of Operations.

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

17.  Subsequent Events

On April 11, 2007, the Company entered into a joint venture by transferring its ownership of the world-wide licenses for the Skygas gasification technology together with all engineering, operational and other data and intellectual property that it owns and developed. The Company's initial membership interest in the joint venture will be 75%.

Item 8. Changes in and disagreements with accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

Not applicable

PART III

Item 9. Directors and Executive Officers of the Registrant

a) Identification of Directors

                                                                FIRST ELECTED
      NAME              AGE         POSITION                      DIRECTOR
----------------------------------------------------------------------------
Richard E. Appleby       67         Director                     4/25/1985
Glen Hjort               54         Director                     2/16/1998
Frank E. Hsu             61         Director                     6/24/2002
Richard Kao              66         Director                     6/28/1999
Michael J. Luciano       53         Director                     2/16/1998
L. Craig Cary Smith      57         Director                     4/25/1985
Daniel D. Smozanek       82         Director                     4/25/1985

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified. Subsequent to the end of the year, and effective February 9, 2007, Daniel Smozanek resigned as a Director. No actions have yet been taken regarding a potential replacement for him.

b) Identification of Executive Officers.

      NAME              AGE         POSITION                   OFFICER SINCE
----------------------------------------------------------------------------
Richard E. Appleby       67         Vice President               4/25/1985
Glen Hjort               54         Chief Financial Officer      6/28/1999
Frank E. Hsu             61         Chief Operating Officer      6/24/2002
Robert D. Little         57         Secretary                    1/03/1991
Michael J. Luciano       53         Chairman & CEO               2/16/1998
Daniel D. Smozanek       82         Treasurer                    4/25/1985

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified. Subsequent to the end of the year, and effective February 9, 2007, Daniel D. Smozanek resigned as an officer of the Company. No actions have yet been taken regarding a potential replacement for him.

c) Identification of Certain Significant Employees.

As of December 31, 2006, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

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

Frank E. Hsu is Chief Operating Officer and was elected Director in 2002. Mr. Hsu is a registered professional engineer with 30 years of experience in design, manufacturing and construction of air pollution control equipment and solid waste disposal systems. He holds a B.S. Degree in Civil engineering from Taiwan Chen Kung University, an M.S. Degree in Environmental Engineering from New Jersey Institute of Technology and an MBA Degree from Fairleigh Dickinson University. Prior to joining AirPol in 1990, Mr. Hsu was Engineering Director of Belco Pollution Control Corp. In addition to his engineering and business management background, he also has extensive experience in international sales, marketing and project execution. Mr. Hsu resides in Warren, New Jersey.

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

Daniel D. Smozanek is Treasurer and a Director since 1985. From 1947 to 1972, Mr. Smozanek was owner and President of Spring House Tree Service in Summit, New Jersey. He has been involved in extensive real estate and land development in New Jersey, Montana and Florida. From 1972 to 1980, he was a partner in land development and real estate sales in the Eureka, Montana area. During this time, he was also a partner in the exploration of 29 silver and copper mining claims in the Flathead National Forest. Mr. Smozanek resides in Port St. Lucie, Florida. Subsequent to the end of the year, Mr. Smozanek resigned as Treasurer and Director of the Company.

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

f) Involvement in Certain Legal Proceedings.

   Not Applicable

g) Promoter and Control Persons.

   Not Applicable

Item 10. Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 2006 and 2005.

Summary Compensation Table
--------------------------

                               Annual Compensation
Name and
Principal               Bonus              Awards(s) SARs  Payout(s)
Position    Year Salary  (s)  Compensation    ($)     ($)     ($)   Compensation
--------------------------------------------------------------------------------
Michael J.
Luciano,    2006                $120,000
CEO         2005                $120,000

Robert D.(1)
Little,     2006                $ 55,000
Secretary   2005                $ 55,000

(1) MPM contracts with Mr. Little for its shareholder relations services. Expenses related to this were $55,000 for both 2006 and 2005.

Option Grants In 2005 Fiscal Year Individual Grants Individual Grants
---------------------------------------------------------------------

                                                   Market
                      % of Total                  Price on
           Options  Options Granted  Exercise or  Date of   Expiration
Name       Granted   In Fiscal Year  Base Price    Grant       Date
----       -------  ---------------  -----------  --------  ----------

Glen
Hjort        5,000         6%            $.10       $.10      10/7/15

Frank E
Hsu         10,000        12%            $.10       $.10      10/7/15

Robert D
Little      10,000        12%            $.10       $.10      10/7/15

Michael J
Luciano     10,000        12%            $.10       $.10      10/7/15

L. Craig
Smith       10,000        12%            $.10       $.10      10/7/15

Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2006 Option/SAR
---------------------------------------------------------------------------
Values
------

                                                 Number of
                                                Securities      Value of
                                                Underlying    Unexercised
                                                Unexercised   In-The-Money
                                               Options/SARs   Options/SARs
                       Shares                  At FY-End (#)   At FY-End
                      Acquired      Value      Exercisable/   Exercisable/
Name                 On Exercise  Realized ($) Unexercisable  Unexercisable

Michael J. Luciano      None                     631,890          $-0-
                                                 Exercisable

Robert D. Little        None                     270,223          $-0-
                                                 Exercisable

L. Craig Cary Smith     None                     255,389          $-0-
                                                 Exercisable

Frank E. Hsu            None                     150,000          $-0-
                                                 Exercisable

Glen Hjort              None                     95,000           $-0-
                                                 Exercisable

Richard E. Appleby      None                     38,000           $-0-
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

Except as noted in part b. below, no person or group was known by the Registrant except as noted below to own more than five percent (5%) of its common stock at December 31, 2006.

b) Security Ownership of Management as of April 12, 2007.

The following table sets forth, as of April 12, 2007 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

Title of   Name of                Amount and Nature of       Percent
 Class     Beneficial Owner       Beneficial Ownership [1]   of Class
 -----     ----------------       ------------------------   --------
Common     Michael J. Luciano     4,063,910 [2]                64.89
Common     Robert D. Little         287,966                     4.60
Common     L. Craig Cary Smith      266,724                     4.26
Common     Richard E. Appleby       221,155                     3.37
Common     Frank E. Hsu             186,404                     3.14
Common     Glen Hjort               111,833                     1.87
Common     Richard Kao               64,222                     1.03
Common     As A Group             5,413,136                    86.43

[1] Includes options available for exercise aggregating 1,488,502 shares for the entire group.

[2] Does not include 396,509 shares (6.33%) of the Company's outstanding shares including options available for exercise owned by a trust for which Mr. Luciano is the Trustee.

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

b.) Certain Business Relationships.

During 2006, Michael J. Luciano, Chairman and Chief Executive Officer loaned the Company $333,600 and was repaid $30,000. On December 15, 2006, Mr. Luciano converted notes payable aggregating $770,000 into 3,080,000 shares of the Company's common stock. At December 31, 2006, Mr. Luciano was owed $4,890,762 including accrued interest pursuant to unsecured demand notes.

In September 2001, Michael J. Luciano, Chairman and Chief Executive Officer loaned the Company $600,000 evidenced by a convertible promissory note. Under the terms of the promissory note, the principal and any unpaid accrued interest may be converted to common stock at the option of the note holder.

At December 31, 2006 Richard Appleby was owed $355,339 including accrued interest pursuant to unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of the company owns R.D. Little Co. For the years ended December 31, 2006 and 2005, MPM paid $55,000 for each year for these services.

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

(B)  Reports on Form 8-K

     The Company reported that it had converted $770,000 of indebtedness to an officer/director into 3,080,000 shares of its common stock effective December 15, 2006.

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of MPM Technologies Inc (the "Company"), certifies that:

The Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

MPM TECHNOLOGIES, INC.

/s/ Michael J. Luciano
----------------------
Michael J. Luciano
Chairman and Chief Executive Officer
April 12, 2007

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



Date: April 12, 2007                                 /s/ Michael J. Luciano
                                                     ----------------------
                                                     Chief Executive Officer
                                                     -----------------------

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



Date: April 12, 2007                                 /s/ Glen Hjort
                                                     --------------
                                                     Chief Financial Officer
                                                     -----------------------

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

         Date:  April 12, 2007


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Michael J. Luciano                      /s/ Glen Hjort
----------------------                      --------------
Michael J. Luciano                          Glen Hjort
Chairman & Chief Executive Officer          Chief Financial Officer & Director
Dated: April 12, 2007                       Dated: April 12, 2007


/s/ Frank E. Hsu                            /s/ L. Craig Cary Smith
-----------------                           -----------------------
Frank E. Hsu                                L. Craig Cary Smith
Chief Operating Officer & Director          Director
Dated: April 12,, 2007                      Dated: April 12, 2007


/s/ Richard E. Appleby                      /s/ Richard Kao
----------------------                      ---------------
Richard E. Appleby                          Richard Kao
Vice President & Director                   Director
Dated: April 12, 2007                       Dated: April 12, 2007