Form 10QSB
period 2007-03-31
MPM TECHNOLOGIES INC
filed 2007-05-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                      For the quarter ended March 31, 2007
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

As of May 14, 2007, the registrant had outstanding 6,263,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                 March 31, 2007      December 31, 2006
                                                                               ------------------ ----------------------
                                                                                  (UNAUDITED)

Current assets:
     Cash and cash equivalents                                                 $         144,124  $             443,223
     Accounts receivable, net of allowance for doubtful accounts
       of $165,000                                                                       366,505                 24,293
     Costs and estimated earnings in excess of billings                                   13,126                 74,215
     Other current assets                                                                 14,786                 24,254
                                                                               ------------------ ----------------------
                    Total current assets                                                 538,541                565,985
                                                                               ------------------ ----------------------
     Property, plant and equipment, net                                                    9,647                 10,405
     Mineral properties held for sale                                                  1,070,368              1,070,368
     Prepaid royalty                                                                     273,000                273,000
     Purchased intangible, net of accumulated amortization of
       $624,375 and $607,500                                                              50,625                 67,500
     Other assets, net                                                                    94,888                 95,139
                                                                               ------------------ ----------------------
                                                                               $       2,037,069  $           2,082,397
                                                                               ================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $         550,274  $             693,677
     Accrued expenses                                                                     80,841                 63,167
     Billings in excess of costs and estimated earnings                                  405,801                452,434
     Notes payable                                                                     4,936,920                      -
     Related party debt                                                                5,391,540              5,246,101
                                                                               ------------------ ----------------------
                    Total current liabilities                                         11,365,376             10,285,916
     Notes payable                                                                             -              3,830,537
                                                                               ------------------ ----------------------
                    Total liabilities                                                 11,365,376             10,285,916
                                                                               ------------------ ----------------------

Commitments and contingencies                                                                  -                      -

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding                                             -                      -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,263,064 shares issued and outstanding                                 6,263                  6,263
     Additional paid-in capital                                                       12,233,939             12,233,939
     Accumulated deficit                                                             (21,568,509)           (20,443,721)
                                                                               ------------------ ----------------------
                    Total stockholders' equity (deficiency)                           (9,328,307)            (8,203,519)
                                                                               ------------------ ----------------------
                                                                               $       2,037,069  $           2,082,397
                                                                               ================== ======================

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                   2007         2006
                                                                                               ------------ ------------

Revenues - Projects                                                                            $    411,527  $  289,385
Revenues - Parts and service                                                                         84,751     104,103
                                                                                               ------------- -----------
Total Revenues                                                                                      496,278     393,488
                                                                                               ------------- -----------
Cost of sales - Projects                                                                            308,302     169,639
Cost of sales - Parts and service                                                                    29,548      47,941
                                                                                               ------------- -----------
Total cost of sales                                                                                 337,850     217,580
                                                                                               ------------- -----------
Gross margin                                                                                        158,428     175,908
Selling, general and administrative expenses                                                        263,806     298,107
                                                                                               ------------- -----------
Loss from operations                                                                               (105,378)   (122,199)
                                                                                               ------------- -----------

Other income (expense):
      Interest expense                                                                             (175,601)   (162,760)
      Miscellaneous                                                                                 206,191           -
      Settlements                                                                                (1,050,000)          -
                                                                                               ------------- -----------
Net other income (expense)                                                                       (1,019,410)   (162,760)
                                                                                               ------------- -----------

     Net loss                                                                                   ($1,124,788)  ($284,959)
                                                                                               ============= ===========

Income per share - basic and diluted:
     Net loss                                                                                        ($0.18)     ($0.09)
                                                                                               ============= ===========

Weighted average shares of common stock outstanding -
     Basic and diluted                                                                            6,263,064   3,183,064
                                                                                               ============= ===========

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                   2007         2006
                                                                                               ------------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                      ($1,124,788)  ($284,959)
  Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization                                                                     17,633      25,766
   Accrued interest and expenses on long-term debt                                                   56,383      44,647
   Accrued interest and deferred expenses on related party debt                                     145,439     146,296
  Change in assets and liabilities:
              Accounts receivable                                                                  (342,212)   (121,666)
              Costs and estimated earnings in excess of billings                                     61,089       2,887
              Other assets                                                                            9,719      17,016
              Accounts payable and accrued expenses                                                (125,729)     77,331
              Billings in excess of costs and estimated earnings                                    (46,633)    (19,208)
                                                                                               ------------- -----------
Net cash used in operating activities                                                            (1,349,099)   (111,890)
                                                                                               -------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                                                  -     (13,536)
                                                                                               ------------- -----------
Net cash used in investing activities                                                                     -     (13,539)
                                                                                               ------------- -----------

Cash flows from financing activities:
     Proceeds from note payable                                                                   1,050,000           -
     Proceeds from related party debt                                                                     -     133,600
                                                                                               ------------- -----------
Net cash provided by financing activities                                                         1,050,000     133,600
                                                                                               ------------- -----------

Net increase (decrease) in cash and cash equivalents                                               (299,099)      8,174
Cash and cash equivalents, beginning of period                                                      443,223       4,795
                                                                                               ------------- -----------
Cash and cash equivalents, end of period                                                       $    144,124  $   12,969
                                                                                               ============= ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                                     $          -  $      916
                  Income taxes                                                                 $          -  $        -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2006. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2006. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2007.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements of December 31, 2006, the Company has not been able to generate any significant revenues and has a working capital deficiency of $10,826,835 at March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements of December 31, 2006. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Three Months Ended March 31, 2007
-----------------------------------------

                                                                                                     Weighted-  Per-
                                                                                          Net         Average   Share
                                                                                          Loss        Shares    Amount
                                                                                      ------------  ---------- --------

Basic EPS
Income available to common
  stockholders                                                                        $(1,124,788)  6,263,064  $ (0.18)

Effect of Dilutive Securities
Common stock options                                                                            -   1,885,675        -
                                                                                       -----------  ----------  -------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                                                         $(1,124,788)  8,148,739  $ (0.18)
                                                                                      ============  ========== ========


For the Three Months Ended March 31, 2006
-----------------------------------------
                                                                                                     Weighted-  Per-
                                                                                          Net         Average   Share
                                                                                          Loss        Shares    Amount
                                                                                      ------------  ---------- --------
Basic EPS
Income available to common
  stockholders                                                                        $  (284,959)  3,183,064  $ (0.09)

Effect of Dilutive Securities
Common stock options                                                                            -   1,854,008        -
                                                                                       -----------  ----------  -------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                                                         $  (284,959)  5,037,072  $ (0.09)
                                                                                      ============  ========== ========


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

4.       Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% pr annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matures on January 2, 2008. As of March 31, 2007, the Company has $2,769,790 of principal advances and accrued interest and expenses of $2,167,130. During the quarter ended March 31, 2007, the Company recorded interest expense of $56,383.

5.       Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At March 31, 2007, amounts owed these related parties totaled $5,391,540, due on demand.

6.       Settlement Expenses

During the first quarter, MPM recorded settlement expenses of $1,050,000. This was related to a project for which AirPol was a subcontractor. The general contractor's systems were found to be faulty, and ultimately were removed. The customer made claims against the general contractor. The general contractor then made claims against its subcontractors. The disputes went through mediation, and were about to go to arbitration. AirPol management decided to settle the disputes rather than incur the costs of arbitration. Airpol is attempting to recover the losses through its insurance carrier. There can, however, be no assurances that AirPol will be successful in its recovery attempts.


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

Mining controls 15 claims on approximately 300 acres in the historical Emery Mining District in Montana. It also owns a 200-ton per day floatation mill on site. Extensive exploration has been conducted in the area by companies such as Exxon-Mobil Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to the efforts of MPM Mining. In early 2002, the Board of Directors decided to hold the properties as an investment. With the increases in precious metals prices, MPM has received a number of inquiries from interested parties about developing and/or acquiring the mining properties. There can be no assurances that MPM will be successful in its activities regarding the mining properties at this time.

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2007 and 2006 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from continuing operations for the three months ended March 31, 2007 was $1,124,788 or $0.18 per share compared to a net loss of $284,959, or $0.09 per share for the three months ended March 31, 2006.

On April 11, 2007, MPM announced that it had agreed with Losonoco, Inc. to form a new joint venture company, Losonoco Skygas, LLC, to develop bio-fuel and chemical manufacturing facilities based on the Skygas technology for waste gasification. Losonoco, Inc. builds, owns and operates manufacturing facilities for ethanol and bio-diesel, and focuses on commercializing technologies that use waste streams as feedstock for the bio-fuels. Losonoco is acquiring and re-commissioning a former corn ethanol facility in Florida, and intends to bring it back into production by building an integrated bio-mass-to-ethanol facility using the Skygas gasification process.

To reduce America's dependence on foreign oil, and the resultant greenhouse gas emissions, President George Bush and other leading senators and congressmen have called for a substantial expansion in the Renewable Fuel Standard for bio-fuels to 35 billion gallons per year. This is approximately 25% of the country's total transport fuel use. To achieve these levels, industry experts believe that approximatately 20 billion gallons per year will need to be produced from non-food sources. These sources include cellulosic biomass such as straw, corn stover, yard waste, forestry residue and sugar bagasse, and from recycling other carbon rich waste streams including garbage, high sulfur waste oils, treated sewerage sludge, glycerol, waste coal, municipal solid waste, waste plastics such as auto fluff and other substances that have disposal difficulties.

MPM and Losonoco are developing a bio-fuels manufacturing process which is able to use all of these diverse feedstock sources without requiring significant pre-treatment. The Skygas gasifier converts the feedstock to a synthesis gas ("syngas") which is high in carbon monoxide and hydrogen. These are the key building blocks for subsequent conversion to bio-fuels.

The joint venture will further develop the Skygas gasification process through the proposed construction of a 125-ton per day demonstration biomass gasifier to be located and integrated with Losonoco's corn ethanol facility in Florida. Initially, the Skygas gasifier will provide syngas to replace natural gas used in the ethanol production process. In the second phase, the syngas will be used to manufacture ethanol through catalytic conversion.

MPM is transferring its licenses for the Skygas gasification technology, and all related engineering, operational data and intellectual property that it owns. Losonoco will fund the further development of the technology and the construction of the 125-ton per day gasification facility in Florida. The initial membership interests in the joint venture will be 75% MPM and 25% Losonoco. This will change to 50% - 50% ownership after the development work is completed.

Three months ended March 31, 2007 compared to three months ended March 31, 2006
-------------------------------------------------------------------------------
For the three months ended March 31, 2007, MPM had a net loss $1,124,788, or $0.18 per share compared to a net loss of $284,959, or $0.09 per share for the three months ended March 31, 2006. Revenues increased 26% to $496,278 for the three months ended March 31, 2007 compared to $393,488 for the three months ended March 31, 2006. This was due to improving market conditions for air pollution control systems. Costs of sales increased 55% to $337,850 for the three months ended March 31, 2007 compared to $217,580 for the three months ended March 31, 2006. This was due to increases in project revenues which have typically lower gross margins than parts and service revenues, but provide relatively more dollars to the operations. Operating expenses decreased 12% to $263,806 for the three months ended March 31, 2007 compared to $298,107 for the three months ended March 31, 2006.

During the first quarter, MPM recorded settlements expenses of $1,050,000. This was related to a project for which AirPol was a subcontractor. The general contractor's systems were found to be faulty, and ultimately were removed. The customer made claims against the general contractor. The general contractor then made claims against its subcontractors. The disputes went through mediation and were about to go to arbitration. AirPol management decided to settle the disputes rather than incur the costs of arbitration. AirPol is attempting to recover the losses through its insurance carrier. There can, however, be no assurances that AirPol will be successful in its recovery attempts.

The Company currently has a backlog of approximately $700,000. Management believes that this backlog will be consumed during the rest of fiscal year 2007.

Financial Condition and Liquidity
---------------------------------

For the three months ended March 31, 2007, the Company relied principally on cash from operations to fund its activities. Working capital deficit at March 31, 2007 was $10,826,835 compared to $5,889,394 at December 31, 2006. The
Company is working to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.



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

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On February 19, 2007, MPM filed a Form 8-K announcing that Daniel D. Smozanek had informed the Company of his retirement as a director and an officer effective immediately. Mr. Smozanek cited health issues as the reason for his resignation.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MPM Technologies, Inc.




       May 15, 2007                     /s/ Michael J. Luciano
 ------------------------------         ----------------------------------
       (date)                           Michael J. Luciano
                                        Chairman & CEO