Form 10QSB
period 2007-06-30
MPM TECHNOLOGIES INC
filed 2007-08-14
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                       For the quarter ended June 30, 2007
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


         Washington                                          81-0436060
-------------------------------                     --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                        Identification Number)

     199 Pomeroy Road.
      Parsippany, NJ                                           07054
-------------------------------                     --------------------------
  (Address of principal                                     (Zip Code)
    executive offices)

Issuer's telephone number, including area code: 973-428-5009

As of August 13, 2007, the registrant had outstanding 6,263,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 June 30, 2007         December 31, 2006
                                                                              -------------------     ------------------
                                                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                           $20,566               $443,223
     Accounts receivable, net of allowance for doubtful accounts
       of $15,000 and $165,000                                                           261,959                 24,293
     Costs and estimated earnings in excess of billings                                    2,503                 74,215
     Other current assets                                                                 46,953                 24,254
                                                                              -------------------     ------------------
                             Total current assets                                        331,981                565,985
                                                                              -------------------     ------------------
     Property, plant and equipment, net                                                    8,889                 10,405
     Mineral properties held for sale                                                  1,070,368              1,070,368
     Prepaid royalty                                                                     273,000                273,000
     Purchased intangible, net of accumulated amortization of $641,250
       and $607,500                                                                       33,750                 67,500
     Other assets, net                                                                    97,638                 95,139
                                                                              -------------------     ------------------
                                                                                      $1,815,626             $2,082,397
                                                                              ===================     ==================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $496,206               $693,677
     Accrued expenses                                                                    169,123                 63,167
     Billings in excess of costs and estimated earnings                                  316,373                452,434
     Notes payable                                                                     5,001,540                      -
     Related party debt                                                                5,537,791              5,246,101
                                                                              -------------------     ------------------
                             Total current liabilities                                11,521,033              6,455,379
     Notes payable                                                                             -              3,830,537
                                                                              -------------------     ------------------
                             Total liabilities                                        11,521,033             10,285,916
                                                                              -------------------     ------------------

Commitments and contingencies                                                                  -                      -

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding                                             -                      -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,263,064 shares issued and outstanding                                 6,263                  6,263
     Additional paid-in capital                                                       12,233,939             12,233,939
     Accumulated deficit                                                            (21,945,609)           (20,443,721)
                                                                              -------------------     ------------------
                             Total stockholders' equity (deficiency)                 (9,705,407)            (8,203,519)
                                                                              -------------------     ------------------
                                                                                      $1,815,626             $2,082,397
                                                                              ===================     ==================


                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Six Months Ended                       Three Months Ended
                                                           June 30,                                June 30,
                                              -----------------------------------     ---------------------------------
                                                    2007               2006                 2007              2006
                                              ---------------    ----------------     ---------------    --------------
Revenues - Projects                                 $993,652            $867,276            $582,125          $577,891
Revenues - Parts and service                         270,623             274,521             185,872           170,418
                                              ---------------    ----------------     ---------------    --------------
Total Revenues                                     1,264,275           1,141,797             767,997           748,309
                                              ---------------    ----------------     ---------------    --------------
Cost of sales - Projects                             727,438             537,375             461,458           367,736
Cost of sales - Parts and service                    188,519             110,806             116,649            62,865
                                              ---------------    ----------------     ---------------    --------------
                                                     915,957             648,181             578,107           430,601
                                              ---------------    ----------------     ---------------    --------------
Gross margin                                         348,318             493,616             189,890           317,708
Selling, general and administrative expenses         578,845             549,185             315,038           251,078
                                              ---------------    ----------------     ---------------    --------------
(Loss) income from operations                      (230,527)            (55,569)           (125,148)            66,630
                                              ---------------    ----------------     ---------------    --------------

Other income (expense):
      Interest expense                             (351,755)           (313,915)           (176,154)         (151,155)
      Settlements                                (1,150,000)                   -           (100,000)                 -
      Miscellaneous                                  230,394            (34,216)              24,202          (34,216)
                                              ---------------    ----------------     ---------------    --------------
Net other income (expense)                       (1,271,361)           (348,131)           (251,952)         (185,371)
                                              ---------------    ----------------     ---------------    --------------
Net loss                                        ($1,501,888)          ($403,700)          ($377,100)        ($118,741)
                                              ===============    ================     ===============    ==============

Income per share - basic and diluted:
     Net loss                                        ($0.24)             ($0.13)             ($0.06)           ($0.04)
                                              ===============    ================     ===============    ==============

Weighted average shares of common stock
outstanding -
     basic and diluted                             6,263,064           3,183,064           6,263,064         3,183,064
                                              ===============    ================     ===============    ==============



                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                          ------------------------------------
                                                                                2007                2006
                                                                          ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                ($1,501,888)          ($403,700)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                            35,266              46,690
          Accrued interest and expenses on notes payable                          121,003              89,294
          Accrued interest and deferred expenses on related party debt            291,690             323,349
          Change in assets and liabilities:
              Accounts receivable                                               (237,666)            (53,355)
              Costs and estimated earnings in excess of billings                   71,712           (127,029)
              Other assets                                                       (25,198)            (12,301)
              Accounts payable and accrued expenses                              (91,515)              31,087
              Billings in excess of costs and estimated earnings                (136,061)              30,533
                                                                          ----------------     ---------------
Cash used in operating activities                                             (1,472,657)            (75,432)
                                                                          ----------------     ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                           -                  (13,536)
                                                                          ----------------     ---------------
Net cash used in investing activities                                             -                  (13,536)
                                                                          ----------------     ---------------

Cash flows from financing activities:
     Proceeds from related party debt                                             -                   167,600

     Proceeds from debt financing                                               1,050,000                -
                                                                          ----------------     ---------------
Net cash provided by financing activities                                       1,050,000             167,600
                                                                          ----------------     ---------------
Net increase (decrease) in cash and cash equivalents                            (422,657)              78,632
Cash and cash equivalents, beginning of period                                    443,223               4,795
                                                                          ----------------     ---------------
Cash and cash equivalents, end of period                                          $20,566             $83,427
                                                                          ================     ===============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                           $513                $916
                                                                          ----------------     ---------------
                  Income taxes                                                        $ -                 $ -
                                                                          ----------------     ---------------


                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2006. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2006. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2007.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements for the year ended December 31, 2006, the Company has not been able to generate any significant revenues and has a working capital deficiency of $11,189,052 at June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements for the year ended December 31, 2006. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Six Months Ended June 30, 2007
--------------------------------------
                                                           Weighted-
                                                Net         Average   Per-Share
                                                Loss        Shares      Amount
                                            -------------  ---------  ----------
Basic EPS
Income available to common
  stockholders                              $ (1,501,888)  6,263,064  $   (0.24)

Effect of Dilutive Securities
Common stock options                                   -   1,885,675          -
                                            -------------  ---------  ----------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                               $ (1,501,888)  8,148,739  $   (0.24)
                                            =============  =========  ==========

For the Three Months Ended June 30, 2007
----------------------------------------
                                                           Weighted-
                                                Net         Average   Per-Share
                                                Loss        Shares      Amount
                                            -------------  ---------  ----------
Basic EPS
Income available to common
  stockholders                              $   (377,100)  6,263,064  $   (0.06)

Effect of Dilutive Securities
Common stock options                                   -   1,885,675          -
                                            -------------  ---------  ----------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                               $   (377,100)  8,148,739  $   (0.06)
                                            =============  =========  ==========

For the Six Months Ended June 30, 2006
--------------------------------------
                                                           Weighted-
                                                Net         Average   Per-Share
                                                Loss        Shares      Amount
                                            -------------  ---------  ----------
Basic EPS
Income available to common
  stockholders                              $   (403,700)  3,183,064  $   (0.13)

Effect of Dilutive Securities
Common stock options                                   -   1,949,508          -
                                            -------------  ---------  ----------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                               $   (403,700)  5,132,572  $   (0.13)
                                            =============  =========  ==========


For the Three Months Ended June 30, 2006
----------------------------------------
                                                           Weighted-
                                                Net         Average   Per-Share
                                                Loss        Shares      Amount
                                            -------------  ---------  ----------
Basic EPS
Income available to common
  stockholders                              $   (118,741)  3,183,064  $   (0.04)

Effect of Dilutive Securities
Common stock options                                   -   1,949,508          -
                                            -------------  ---------  ----------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                               $   (118,741)  5,132,572  $   (0.04)
                                            =============  =========  ==========

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

4.   Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matures on January 2, 2008. As of June 30, 2007, the Company has $2,769,790 of principal advances and accrued interest and expenses of $2,231,750. During the six and three months ended June 30, 2007, the Company recorded interest expense of $121,003 and $56,383, respectively. The Company also recorded expenses of $1,050,000 and $0for the six and three months ended June 30, 2007, respectively.


5.   Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At June 30, 2007, amounts owed these related parties totaled $5,537,791, due on demand. For the six and three months ended June 30, 2007, the Company recorded $291,690 and $145,439, respectively, in interest and deferred expenses and reimbursements.

6.   Settlements

The results of operations for the six months ended June 30, 2007 includes one-time charges of $1,150,000 related to settlements of disputes and back charges related to systems that were designed and installed in previous years.

7.   Joint Venture

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

The joint venture will further develop the Skygas gasification process through the proposed construction of a 125-ton per day biomass gasifier to be located and integrated with Losonoco's corn ethanol facility in Florida. Initially, the Skygas gasifier will provide syngas to replace natural gas used in the ethanol production process. In the second phase, the syngas will be used to manufacture ethanol through catalytic conversion.

MPM is transferring its worldwide licenses for the Skygas gasification technology, and all related engineering, operational data and intellectual property that it owns. Losonoco will fund the further development of the technology and the construction of the 125-ton per day gasification facility in Florida. The initial membership interests in the joint venture will be 75% MPM and 25% Losonoco. This will change to 50% - 50% ownership after the development work is completed.

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

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the six and three months ended June 30, 2007 and 2006 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from continuing operations for the six months ended June 30, 2007 was $1,501,888 or $0.24 per share compared to a net loss of $403,700, or $0.13 per share for the six months ended June 30, 2006.

Six and three months ended June 30, 2007  compared to six and three months ended
--------------------------------------------------------------------------------
June 30, 2006
-------------
For the six months ended June 30, 2007, MPM had a net loss of $1,501,888, or $0.24 per share compared to a net loss of $403,700, or $0.13 per share for the six months ended June 30, 2006. Revenues increased 11% to $1,264,275 for the six months ended June 30, 2007 compared to $1,141,797 for the six months ended June 30, 2006. The revenue increase was due mainly to significant progress on a project that, when completed will contribute a total of $998,000 in revenue. Costs of sales increased 41% to $915,957 for the six months ended June 30, 2007 compared to $648,181 for the six months ended June 30, 2006. This was due to lower margins for both the projects and parts and service sides of the business. Operating expenses increased 5% to $578,845 for the six months ended June 30, 2007 compared to $549,185 for the six months ended June 30, 2006. Other expense increased 265% to $1,271,361 for the six months ended June 30, 2007 compared to $348,131 for the six months ended June 30, 2006. The increase is the result of the settlement of disputes and back charges related to systems that were designed and installed in previous years.

For the three months ended June 30, 2007, MPM had a net loss $377,100, or $0.06 per share compared to a net loss of $118,741, or $0.04 per share for the three months ended June 30, 2006. Revenues increased 3% to $767,997 for the three months ended June 30, 2007 compared to $748,309 for the three months ended June 30, 2006. Costs of sales increased 34% to $578,107 for the three months ended June 30, 2007 compared to $430,601 for the three months ended June 30, 2006. This was due to decreases in both project margins and parts and service margins. Operating expenses increased 25% to $315,038 for the three months ended June 30, 2007 compared to $251,078 for the three months ended June 30, 2006. This was due mainly to increased professional fees, including accounting and consulting fees. Other expense increased 36% to $251,952 for the three months ended June 30, 2007 compared to $185,371 for the three months ended June 30, 2006. The increase is the result of the settlement of disputes and back charges related to systems that were designed and installed in previous years.

The Company currently has a backlog of approximately $736,000. Management believes that this backlog will be consumed during the rest of fiscal year 2007.

Financial Condition and Liquidity
---------------------------------

For the six months ended June 30, 2007, the Company relied principally on cash from operations to fund its activities. Working capital deficit at June 30, 2007 was $11,189,052 compared to $5,889,394 at December 31, 2006. The Company is working to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM's annual meeting of Stockholders was held on June 26, 2007. Following are the results of the stockholder voting:

Proposal 1 - Election of Directors

Name                      For              Withheld
----                      ---              --------

Michael J. Luciano      5,332,849           213,939
Glen Hjort              5,331,660           215,128

Each director was re-elected for a three-year term.

Total shares represented by proxy and in person:  5,546,788
Percentage of the outstanding voting shares:  88.56%
Outstanding votable shares:  6,263,064

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MPM Technologies, Inc.



               August 13, 2007                        /s/ Michael J. Luciano
            ----------------------                 -----------------------------
                   (date)                          Michael J. Luciano
                                                   Chairman & CEO