Form 10QSB
period 2007-09-30
MPM TECHNOLOGIES INC
filed 2007-11-14
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                    For the quarter ended September 30, 2007
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as specified in its Charter)


           Washington                                      81-0436060
    ------------------------                          ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

        199 Pomeroy Road.
          Parsippany, NJ                                     07054
 ------------------------------                       ------------------
      (Address of principal                                (Zip Code)
        executive offices)

Issuer's telephone number, including area code: 973-428-5009

As of November 14, 2007, the registrant had outstanding 6,263,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         MPM TECHNOLOGIES, INC.
                                             AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                             September 30, 2007       December 31, 2006
                                                           -----------------------  ----------------------
                                                                 (UNAUDITED)
Current assets:
     Cash and cash equivalents                                  $          18,333        $        443,223
     Accounts receivable, net of allowance for
      doubtful accounts
       of $15,000 and $165,000                                             71,441                  24,293
     Costs and estimated earnings in excess of
      billings                                                             49,900                  74,215
     Other current assets                                                  86,172                  24,254
                                                           -----------------------  ----------------------
                    Total current assets                                  225,846                 565,985
                                                           -----------------------  ----------------------
     Property, plant and equipment, net                                     8,166                  10,405
     Mineral properties held for sale                                   1,070,368               1,070,368
     Prepaid royalty                                                      273,000                 273,000
     Purchased intangible, net of accumulated amortization
      of $658,125
       and $607,500                                                        16,875                  67,500
     Other assets, net                                                    101,387                  95,139
                                                           -----------------------  ----------------------
                                                                $       1,695,642        $      2,082,397
                                                           =======================  ======================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $         521,969        $        693,677
     Accrued expenses                                                     167,578                  63,167
     Billings in excess of costs and estimated
      earnings                                                            348,886                 452,434
     Notes payable                                                      5,067,725                       -
     Related party debt                                                 5,709,828               5,246,101
                                                           -----------------------  ----------------------
                    Total current liabilities                          11,815,986               6,455,379
     Notes payable                                                              -               3,830,537
                                                           -----------------------  ----------------------
                    Total liabilities                                  11,815,986              10,285,916
                                                           -----------------------  ----------------------

Commitments and contingencies                                                   -                       -

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000
      shares
       authorized, no shares issued or outstanding                              -                       -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,263,064 shares issued and
        outstanding                                                         6,263                   6,263
     Additional paid-in capital                                        12,233,939              12,233,939
     Accumulated deficit                                              (22,360,546)            (20,443,721)
                                                           -----------------------  ----------------------
                    Total stockholders' equity
                     (deficiency)                                     (10,120,344)             (8,203,519)
                                                           -----------------------  ----------------------
                                                                $       1,695,642        $      2,082,397
                                                           =======================  ======================

                                          MPM TECHNOLOGIES, INC.
                                              AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)

                                                 Nine Months Ended                 Three Months Ended
                                                   September 30,                      September 30,
                                         ----------------------------------  -------------------------------
                                                     2007             2006            2007             2006
                                         -----------------  ---------------  --------------  ---------------

Revenues - Projects                         $   1,245,136     $  1,062,980     $   251,484      $   195,704
Revenues - Parts and service                      510.344          435,264         239,721          160,743
                                         -----------------  ---------------  --------------  ---------------
Total Revenues                                  1,755,480        1,498,244         491,205          356,447
                                         -----------------  ---------------  --------------  ---------------
Cost of sales - Projects                        1,012,206          656,206         284,768           98,831
Cost of sales - Parts and service                 368,456          193,332         179,937           82,527
                                         -----------------  ---------------  --------------  ---------------
                                                1,380,662          849,538         464,705          181,358
                                         -----------------  ---------------  --------------  ---------------
Gross margin                                      374,818          648,706          26,500          175,089
Selling, general and administrative
 expenses                                         834,674          807,341         255,829          278,156
                                         -----------------  ---------------  --------------  ---------------
(Loss) income from operations                    (459,856)        (158,635)       (229,329)        (103,067)
                                         -----------------  ---------------  --------------  ---------------

Other income (expense):
      Interest expense                           (533,197)        (467,910)       (181,433)        (153,985)
      Settlements                              (1,150,000)               -               -                -
      Miscellaneous                               226,228          (27,240)         (4,175)           6,967
                                         -----------------  ---------------  --------------  ---------------
Net other income (expense)                     (1,456,969)        (495,150)       (185,608)        (147,018)
                                         -----------------  ---------------  --------------  ---------------
Net loss                                      ($1,916,825)       ($653,785)      ($414,937)       ($250,085)
                                         =================  ===============  ==============  ===============

Income per share - basic and diluted:
     Net loss                                      ($0.31)          ($0.21)         ($0.07)          ($0.08)
                                         =================  ===============  ==============  ===============

Weighted average shares of common stock
 outstanding -
     basic and diluted                          6,263,064        3,183,064       6,263,064        3,183,064
                                         =================  ===============  ==============  ===============

                                        MPM TECHNOLOGIES, INC.
                                           AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                 -------------------------------------
                                                                         2007                 2006
                                                                 -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         ($1,916,825)          ($653,785)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                    52,864              54,118
          Accrued interest and expenses on notes payable                  187,188             133,941
          Accrued interest and deferred expenses on related
           party debt                                                     441,727             473,315
          Change in assets and liabilities:
              Accounts receivable                                         (47,148)            (84,250)
              Costs and estimated earnings in excess of
               billings                                                    24,315             (58,632)
              Other assets                                                (68,166)             (3,540)
              Accounts payable and accrued expenses                       (67,297)           (180,540)
              Billings in excess of costs and estimated
               earnings                                                  (103,548)             55,936
                                                                 -----------------   -----------------
Cash used in operating activities                                      (1,496,890)           (263,437)
                                                                 -----------------   -----------------

Cash flows from financing activities:
     Proceeds from related party debt                                      22,000             263,600
     Proceeds from debt financing                                       1,050,000                   -
                                                                 -----------------   -----------------
Net cash provided by financing activities                               1,072,000             263,600
                                                                 -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                     (424,890)                163
Cash and cash equivalents, beginning of period                            443,223               4,795
                                                                 -----------------   -----------------
Cash and cash equivalents, end of period                            $      18,133         $     4,958
                                                                 =================   =================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                          $         878         $       916
                                                                 -----------------   -----------------
                  Income taxes                                      $           -         $         -
                                                                 -----------------   -----------------

                MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2006. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2006. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2007.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements for the year ended December 31, 2006, the Company has not been able to generate any significant revenues and has a working capital deficiency of $11,590,140 at September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements for the year ended December 31, 2006. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Nine Months Ended September 30, 2007
--------------------------------------------
                                              Weighted -
                                                Average      Per-Share
                                 Net Loss       Shares         Amount
                              -------------- ------------- ---------------
Basic EPS
Income available to common
 stockholders                  $ (1,916,825)     6,263,064        $ (0.31)

Effect of Dilutive Securities
Common stock options                      -      1,885,675              -
                              -------------- ------------- ---------------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                   $ (1,916,825)     8,148,739        $ (0.31
                              ============== ============= ===============

For the Three Months Ended September 30, 2007
---------------------------------------------
                                           Weighted-
                               Net          Average        Per-Share
                               Loss          Shares          Amount
                          -------------- -------------- ----------------
Basic EPS
Income available to common
 stockholders                $ (414,937)      6,263,064         $ (0.07)

Effect of Dilutive
 Securities
Common stock options                  -       1,885,675               -
                          -------------- -------------- ----------------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                 $ (414,937)      8,148,739         $ (0.07)
                          ============== ============== ================


For the Nine Months Ended September 30, 2006
--------------------------------------------
                                            Weighted-
                                Net          Average        Per-Share
                                Loss          Shares         Amount
                           -------------- -------------- ---------------
Basic EPS
Income available to common
 stockholders                 $ (653,785)      3,183,064        $ (0.21)

Effect of Dilutive
 Securities
Common stock options                   -       1,949,508              -
                           -------------- -------------- ---------------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                  $ (653,785)      5,132,572        $ (0.21)
                           ============== ============== ===============


For the Three Months Ended September 30, 2006
---------------------------------------------
                                          Weighted-
                                Net        Average      Per-Share
                               Loss         Shares        Amount
                           ------------- ------------ --------------
Basic EPS
Income available to common
 stockholders                $ (250,085)    3,183,064       $ (0.08)

Effect of Dilutive
 Securities
Common stock options                  -     1,949,508             -
                           ------------- ------------ --------------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                 $ (250,085)    5,132,572       $ (0.08)
                           ============= ============ ==============


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

4.    Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matures on January 2, 2008. As of September 30, 2007, the Company has $2,769,790 of principal advances and accrued interest and expenses of $2,297,935. During the nine and three months ended September 30, 2007, the Company recorded interest expense of $187,188 and $66,185, respectively. The Company also recorded expenses of $1,050,000 and $0 for the nine and three months ended September 30, 2007, respectively.


5.    Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At September 30, 2007, amounts owed these related parties totaled $5,709,828, due on demand. For the nine and three months ended September 30, 2007, the Company recorded $441,727 and $150,037, respectively, in interest and deferred expenses and reimbursements.

6.    Settlements

The results of operations for the nine months ended September 30, 2007 includes one-time charges of $1,150,000 related to settlements of disputes and back charges related to systems that were designed and installed in previous years.

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

MPM is transferring its worldwide licenses for the Skygas gasification technology, and all related engineering, operational data and intellectual property that it owns. Losonoco will fund the further development of the technology and the construction of the 125-ton per day gasification facility in Florida. It was originally reported that the initial membership interests in the joint venture would be 75% MPM and 25% Losonoco, and would change to 50% - 50% ownership after the development work was completed.

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

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine and three months ended September 30, 2007 and 2006 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from continuing operations for the nine months ended September 30, 2007 was $1,916,825 or $0.31 per share compared to a net loss of $653,785, or $0.21 per share for the nine months ended September 30, 2006.

Nine and three months ended September 30, 2007 compared to nine and three months
--------------------------------------------------------------------------------
ended September 30, 2006
------------------------

For the nine months ended September 30, 2007, MPM had a net loss of $1,916,825, or $0.31 per share compared to a net loss of $653,785, or $0.21 per share for the nine months ended September 30, 2006. Revenues increased 17% to $1,755,480 for the nine months ended September 30, 2007 compared to $1,498,244 for the nine months ended September 30, 2006. Costs of sales increased 62% to $1,380,662 for the nine months ended September 30, 2007 compared to $849,538 for the nine months ended September 30, 2006. This was due to lower margins for both the projects and parts and service sides of the business. Operating expenses increased 3% to $834,674 for the nine months ended September 30, 2007 compared to $807,341 for the nine months ended September 30, 2006. Other expenses increased 194% to $1,456,969 for the nine months ended September 30, 2007 compared to $495,150 for the nine months ended September 30, 2006. The increase is the result of the settlement of disputes and back charges related to systems that were designed and installed in previous years.

For the three months ended September 30, 2007, MPM had a net loss $414,937, or $0.07 per share compared to a net loss of $250,085, or $0.08 per share for the three months ended September 30, 2006. Revenues increased 38% to $491,205 for the three months ended September 30, 2007 compared to $356,447 for the three months ended September 30, 2006. Costs of sales increased 156% to $464,705 for the three months ended September 30, 2007 compared to $181,358 for the three months ended September 30, 2006. This was due cost overruns on AirPol's largest job, and to decreases in margins for parts and service. Operating expenses decreased 8% to $255,829 for the three months ended September 30, 2007 compared to $278,156 for the three months ended September 30, 2006. Other expense increased 26% to $185,608 for the three months ended September 30, 2007 compared to $147,018 for the three months ended September 30, 2006. The increase is due mainly to increased interest expense because of higher levels of debt.

The Company currently has a backlog of approximately $492,000. Management believes that this backlog will be consumed during the rest of fiscal year 2007.

Financial Condition and Liquidity
---------------------------------

For the nine months ended September 30, 2007, the Company relied principally on cash from operations to fund its activities. Working capital deficit at September 30, 2007 was $11,590,140 compared to $5,889,394 at December 31, 2006.
The Company is working to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.


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


                                       MPM Technologies, Inc.



November 14, 2007                      /s/ Michael J. Luciano
-----------------                      -----------------------------------------
    (date)                             Michael J. Luciano
                                       Chairman & CEO