Form 10KSB
period 2007-12-31
MPM TECHNOLOGIES INC
filed 2008-04-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $ 2,715,205

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $0.25 at which the common equity was sold as of April 14, 2008 was $1,565,766.

The number of shares outstanding of the registrant's common stock as of April 14, 2008 was 6,263,064.

Transitional Small Business Disclosure Format  Yes ___  No_X_

 PART I

Item 1. Business

Incorporated in 1983, MPM Technologies, Inc. ("MPM" or "the Company") as of year ended December 31, 2007, had three wholly owned subsidiaries: AirPol, Inc. ("AirPol"), Nupower, Inc. ("Nupower") and MPM Mining Inc. ("Mining"). For the year ended December 31, 2007, AirPol was the only revenue generating entity.

AirPol operates in the air pollution control industry. It sells air pollution control systems to Fortune 500 and other large industrial companies in the U.S and worldwide.

The Company, through its wholly-owned subsidiary, NuPower, Inc., is engaged in the development and commercialization of a waste-to-energy process known as Skygas(TM). These efforts are largely through NuPower's participation in Nupower Partnership in which MPM has a 58.21% partnership interest. NuPower Partnership owns 85% of the Skygas Venture. In addition to its partnership interest through NuPower Inc, MPM also owns 15% of the Venture.

Mining operations were discontinued several years ago. In 1998, MPM's Board of Directors decided to sell the mining properties and the related buildings and equipment. In early 2002 the Board of Directors, based upon the increase in precious metals prices, decided to hold the properties as an investment. Management is actively seeking a joint-venture partner with the necessary financial abilities to further explore and develop the properties thereby greatly enhancing the company's investment.

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

A typical air pollution control system consists of the following components:

     1. A gas duct from the polluting process equipment that can be a boiler, kiln, incinerator or dry;
     2. A scrubber, or a wet electrostatic precipitator for dust removal purposes;
     3.   An acid gas absorber for the removal of acid gas from the flue gas;
     4. An induced draft fan to provide suction to draw the flue gas through the air pollution control system; and
     5.   A stack for the discharge of cleaned flue gas into the atmosphere.

In building the systems, AirPol personnel conduct engineering design work, and produce design drawings for the fabrication of steel or plastic vessels, steel supports and access facilities. AirPol personnel also prepare equipment specifications for needed equipment such as spray nozzles, pumps, fans, instrumentation and controls.

AirPol personnel then retain a fabricator for the fabrication of the system's components. AirPol personnel arrange for delivery of these to the customer's location. Normally, AirPol is not responsible for the installation of the systems. In this case, AirPol personnel will arrange for an erection supervisor to make sure the installation meets AirPol quality standards. If AirPol is responsible for the installation, they will hire mechanical and electrical contractors to perform the installation.

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

--------------------------------------------------------------------------------

                                 MPM MINING INC
                       EMERY DISTRICT MINERALIZED MATERIAL
                       -----------------------------------

                             Tons                         Ounces Per Ton
                           ---------                  ----------------------
Location                                               Gold           Silver
--------                                              -------        -------
Emery Mine                   57,941                    0.372          15.39
Emery Stockpiles             38,859                    0.120           4.28
Bonanza                     218,579                    0.132           2.06
Hidden Hand                 208,619                    0.123             --

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

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MPM Technologies, Inc. is responsible for establishing and maintaining adequate internal controls and procedures for the preparation of financial reports. Accordingly, comprehensive procedures are in place designed to provide reasonable assurance that the Company's transactions are properly authorized, the Company's assets are safeguarded against unauthorized or improper use, and the Company's transactions are properly recorded and reported to facilitate the preparation of financial statements in conformity with generally accepted accounting principles.

The Company's management, including the Chief Executive Officer and Chief Financial Officer believe that, for the year ended December 31, 2007, internal controls and procedures were effective in insuring that financial information was properly recorded, processed, summarized and reported in a timely and accurate manner. This includes reports filed under the Securities and Exchange Act of 1934.

The Company's management, including the Chief Executive Officer and Chief Financial Officer confirm that there were no changes in the Company's internal controls over financial reporting during the year ended December 31, 2007 that have materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

The Company's Audit Committee is responsible for monitoring the Company's accounting and reporting practices. Management regularly reviews internal controls and procedures for financial reporting and considers the independent auditors' recommendations concerning the Company's internal controls and takes steps to implement those recommendations that are appropriate in the circumstances.

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

Management considers MPM's reportable segments to be business units that offer different products. The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field. Airpol operates in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. Accordingly, for the years ended December 31, 2007 and 2006, the Company operated in one segment, and there is no separate segment reporting required.

BACKLOG

MPM had no backlog of orders or work in progress at AirPol at December 31, 2007. There is currently no other backlog of orders for any of MPM's other businesses.

WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place during 2008.

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

EMPLOYEES

At December 31, 2007, MPM had three employees and there were four employees at AirPol. MPM believes that its relations with its employees are good.

Item 2. Properties

AirPol leases its office space under a lease that expires in August of 2008. MPM has no property related to its waste-to-energy operations. MPM believes that its existing facilities are adequate for the current level of operations.

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

                               [GRAPHIC OMITTED]
                        [See supplemental pdf attachment]


Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2007.


PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

a) Market Information

On February 18, 2003 MPM common stock began trading on the OTC Bulletin Board under the trading symbol MPML. The following table shows quarterly high and low bid prices for 2007 and 2006 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                     High Bid           Low Bid
                                                     --------           -------

2007
----
First Quarter                                          $1.00             $ .50
Second Quarter                                          1.15               .50
Third Quarter                                           1.10               .50
Fourth Quarter                                           .95               .27

2006
----
First Quarter                                          $ .40             $ .10
Second Quarter                                          1.05               .15
Third Quarter                                            .85               .25
Fourth Quarter                                           .69               .25

b) Holders

As of April 14, 2008, there were approximately 1,800 holders of record of the Registrant's common stock.

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

a) Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. The results of operations for the years ended December 31, 2007 and 2006 include the operations of AirPol.

For the year ended December 31, 2007, MPM had consolidated revenues of $2,715,205. Consolidated revenues for 2006 were $1,729,257. MPM had a net loss for the year 2007 of $2,301,682, or $0.37 per share. MPM's net loss for 2006 was $1,651,804, or $0.49 per share. Revenues were again hurt by the lack of enforcement of clean air laws. Air pollution control companies depend heavily on the enforcement of clean air laws. Parts and service revenues increased in 2007 over 2006 as the company recovered from the loss in 2006 of a major after-market customer.

MPM's management continues to work to bring the Company to profitability. Other businesses are being evaluated to consider moving the Company's business toward other more profitable ventures. There have been significant consolidations in the air pollution control industry in the past few years. MPM management's short- term goal is to operate a lean, profitable company.

2007 COMPARED TO 2006

Revenues  increased  $985,948 (or 57%) from  $1,729,257 in 2006 to $2,715,205 in
2007. This included an increase in project revenues of $714,117, while revenues from parts and service increased by $271,831. The increase in project revenues was due primarily to increased demand for air pollution control systems stemming from somewhat improved enforcement of the government's air pollution control laws. Parts and service revenues, which include sales of spare parts used to maintain existing Air Pol installations, and sales of services which customers use to also maintain the existing systems, increased because of the recovery of that side of the business after an unusually slow 2006. The net loss for 2007 was $2,301,682 or $0.37 per share compared to $1,651,804 or $0.49 per share in 2006.

Selling, general and administrative expenses increased $137,948 from $1,495,431 in 2006 to $1,633,379 in 2007. This increase is due primarily to an increase in payroll costs.

Loss on settlements increased $862,131 from $5,861 in 2006, to $867,992 in 2007. During the first quarter 2007, MPM incurred a one-time settlement expense of $1,050,000, related to a project for which AirPol was a subcontractor, and whose general contractor's systems were found to be faulty. The disputes went through mediation and AirPol management decided to settle the disputes rather than incur the costs of arbitration. Additional costs were also attributable to this settlement loss in 2007.

The net loss in 2007 includes interest expense of $653,569 as compared to $798,068 in 2006. This is a result of increased borrowings and no debt repayments.

LIQUIDITY AND CAPITAL RESOURCES

During 2007, funds for operations were provided primarily by loans from an insurance company and an officer/director. Current cash reserves and continuing operations of AirPol are not believed to be adequate to fund MPM and its subsidiaries' operations for the foreseeable future. MPM management is considering alternative sources of capital such as private placements, other stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM's consolidated statements of cash flows:

                                                              Year ended
                                                              December 31,
                                                              ------------

                                                            2007         2006
                                                            ----         ----

   Net cash provided by (used in) operating activities  $(1,660,781)  $ 148,029

   Net cash used in investing activities                $   (32,000)  $ (13,201)

   Net cash provided by financing activities            $ 1,296,801   $ 303,600

   Net increase (decrease) in cash and cash equivalents $  (395,980)  $ 438,428

Net cash used in operating activities in 2007 was due to the net loss of the Company and decreases in billings in excess of costs and estimated earnings on projects in progress. The net cash provided by operating activities in 2006 was due to collections of accounts receivable, non-cash costs such as depreciation and amortization, and increases in billings in excess of costs and estimated earnings on projects in progress.

The net cash provided by financing activities in 2007 and 2006 of $1,296,801 and $303,600, respectively, were due to loans from an insurance company and related parties.

The Company has a working capital deficiency of $11,630,782. Current liabilities include $5,988,604 of related party debt which management believes can be deferred beyond twelve months. Also included in current liabilities is $5,180,203 of a note payable which management is currently renegotiating. Management is optimistic that the lender will agree to terms that will extend the payment and allow the Company to meet its obligations and continue business for the next twelve months. There is no guarantee of the outcome of these plans.

MPM may need to raise additional capital in the future to expand its business and develop mineral properties. MPM cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, MPM may not be able to fund its operations, develop or enhance its products or services or respond to competitive pressures.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2007, there were at least two estimates made which was (a) subject to a high degree of uncertainty and (b) material to our results. These estimates were our determination, detailed in the footnotes to the financial statements on our Mineral Properties and Income Taxes, and our valuation allowances, if any, on them. We have not reserved our mineral properties but we have recorded a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward. The primary reason for our determination of our mineral properties is our knowledge of increasing market prices for precious metals, our expectation that such precious metals are contained within these properties, and our current cost and carrying value of the properties are less than market value of the land alone. We have reserved an allowance against our deferred tax assets from our net operating loss carryforwards due to the lack of certainty as to whether MPM will carry on profitable operations in the future in order to utilize such tax benefits before they expire.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

OFF-BALANCE SHEET ARRANGMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS 115. SFAS 159 permits all entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value at specified election dates. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate the volatility in reported earnings caused by measuring related and liabilities differently without having to apply complex hedge accounting provisions. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on its effective date. Based on the provisions of SFAS 159, the difference between the carrying value and fair value will be recognized at the adoption date as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is not expected to have an effect on our financial statements.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for an acquirer, which improves the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects. SFAS 141(R) is effective prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are unable to currently estimate the impact of SFAS 141(R) on our financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)". SFAS 160 establishes accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial information provided in a reporting entity's consolidated financial statements. SFAS 160 requires that ownership interests in subsidiaries held by parties, other than the parent, to be clearly identified, labeled and presented in the consolidated balance sheet within the equity, but separate from the parent's equity; net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in the parent's ownership interest to be accounted for as equity transactions, if a subsidiary is deconsolidated and any retained noncontrolling equity investment to be measured at fair value; and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners.

SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. We cannot currently estimate the impact of SFAS 160 on our financial statements.

IMPACT OF INFLATION

Although inflation has been low in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, AirPol passes increased costs on to its customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 2007 was negligible.

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

                           DECEMBER 31, 2007 AND 2006

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm..............    F-2

Consolidated Balance Sheet as of December 31, 2007...................    F-3

Consolidated Statements of Operations for the years ended
 December 31, 2007 and 2006..........................................    F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2007 and 2006..........................................    F-5

Consolidated Statements of Cash Flows for the years ended
 December 31, 2007 and 2006..........................................    F-6

Notes to Consolidated Financial Statements...........................F-7 to F-16

           Report of the Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MPM Technologies, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate any significant revenues and has a working capital deficiency of $11,630,782 at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
April 14, 2008

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007


                                     ASSETS

Current assets:
  Cash and cash equivalents (Note 2)                             $      47,243
  Accounts receivable, less allowance for doubtful accounts of
   $10,000 (Notes 2, 9 and 12)                                          23,916
  Other current assets                                                  24,118
                                                                 --------------
          Total current assets                                          95,277
                                                                 --------------

Property, plant and equipment (Notes 2 and 3)                            7,905
Mineral property held for investment (Note 10)                       1,070,368
Other assets, net                                                       82,000
                                                                 --------------
          Total assets                                           $   1,255,550
                                                                 ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable (Notes 2 and 11)                              $     257,883
  Accrued expenses (Note 2)                                            299,369
  Note payable (Note 4)                                              5,180,203
  Related party debt (Notes 5 and 12)                                5,988,604
                                                                 --------------
          Total current liabilities                                 11,726,059
                                                                 --------------

Commitments and contingencies (Note 6)                                       -

Stockholders' equity (Notes 2 and 8):
  Preferred stock, no par value; 10,000,000 shares authorized;
   0 shares issued and outstanding                                           -
  Common stock, $0.001 par value; 100,000,000 shares authorized;
   6,263,064 shares issued and outstanding                               6,263
  Additional paid-in capital                                        12,268,631
  Accumulated deficit                                              (22,745,403)
                                                                 --------------
          Total stockholders' equity                               (10,470,509)
                                                                 --------------
                                                                 $   1,255,550
                                                                 ==============


 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                               ---------------------------------
                                                   2007                 2006
                                               -------------       -------------

Revenues - Projects (Note 2)                   $  1,901,070        $  1,186,953
Revenues - Parts and service (Note 2)               814,135             542,304
                                               -------------       -------------
Total Revenues                                    2,715,205           1,729,257
                                               -------------       -------------

Cost of sales - Projects                          1,498,675             795,062
Cost of sales - Parts and service                   387,492             260,706
                                               -------------       -------------
Total cost of sales                               1,886,167           1,055,768
                                               -------------       -------------
Gross margin                                        829,038             673,489
Selling, general and administrative expenses      1,633,379           1,495,431
                                               -------------       -------------

Loss from operations                               (804,341)           (821,942)
                                               -------------       -------------

Other income (expense):
  Loss on settlement (Note 15)                     (867,992)             (5,861)
  Interest expense (Note 4)                        (653,569)           (798,068)
  Other income (expense), net                        24,220             (25,933)
                                               -------------       -------------
Net other expense                                (1,497,341)           (829,862)
                                               -------------       -------------
Net (loss)                                     $ (2,301,682)       $ (1,651,804)
                                               =============       =============

Loss per share - basic and diluted             $      (0.37)       $      (0.49)
                                               =============       =============

Weighted average shares of common stock
 outstanding - basic and diluted                  6,263,064           3,318,078
                                               =============       =============


 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Common Stock       Additional                       Total
                                            -------------------    Paid-In     Accumulated     Stockholders'
                                             Shares     Amount     Capital       Deficit          Equity
                                                                                               (Deficiency)
                                            ---------  -------- ------------- --------------  --------------

Balance, January 1, 2006                    3,183,064  $ 3,183  $ 11,313,019  $ (18,791,917)  $  (7,475,715)
Stock issued on debt conversion             3,080,000    3,080       920,920              -         924,000
Net loss                                            -        -             -     (1,651,804)     (1,651,804)
                                            ---------  -------- ------------- --------------  --------------

Balance, December 31, 2006                  6,263,064    6,263    12,233,939    (20,443,721)     (8,203,519)
Stock based compensation                            -        -        34,692              -          34,692
Net loss                                            -        -             -     (2,301,682)     (2,301,682)
                                            ---------  -------- ------------- --------------  --------------

Balance, December 31, 2007                  6,263,064  $ 6,263  $ 12,268,631  $ (22,745,403)  $ (10,470,509)
                                            =========  ======== ============= ==============  ==============

 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                             MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                        -------------------------------
                                                                            2007              2006
                                                                        -------------     -------------

Cash flows from operating activities:
 Net loss                                                               $ (2,301,682)     $ (1,651,804)
 Adjustments to reconcile net (loss) to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                              90,139            90,118
   Stock based compensation                                                   34,692                 -
   Interest recognized upon beneficial conversion                                  -           154,000
   Accrued interest and expenses on note payable                             197,865           583,496
   Accrued interest and deferred expenses on related party debt              597,503           603,895
   Changes in assets and liabilities:
       Accounts receivable                                                       377            74,155
       Costs and estimated earnings in excess of billings                     74,215           (58,314)
       Other current assets                                                      136             3,265
       Accounts payable and accrued expenses                                  73,408           (80,652)
       Billings in excess of costs and estimated earnings                   (452,434)          429,870
                                                                        -------------     -------------
Net cash provided by (used in) operating activities                       (1,660,781)          148,029
                                                                        -------------     -------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                     -           (13,201)
     Cash paid for patent                                                    (32,000)                -
                                                                        -------------     -------------
Net cash used in investing activities                                        (32,000)          (13,201)
                                                                        -------------     -------------

Cash flows from financing activities:
   Borrowings from related parties                                           145,000           333,600
   Borrowings on note payable                                              1,151,801           (30,000)
                                                                        -------------     -------------
Net cash provided by financing activities                                  1,296,801           303,600
                                                                        -------------     -------------

Net increase (decrease) in cash and cash equivalents                        (395,980)          438,428
Cash and cash equivalents, beginning of year                                 443,223             4,795
                                                                        -------------     -------------
Cash and cash equivalents, end of year                                  $     47,243      $    443,223
                                                                        =============     =============

Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
  Interest                                                              $      1,089      $      7,825

On December 15, 2006, the Company converted $770,000 of related party notes payable into 3,080,000 shares of its common stock.

 See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Operations, Principles of Consolidation and Basis of Presentation

Nature of Operations

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

Skygas, an 85% directly and indirectly owned joint venture, was formed in 1990 for the purpose of commercializing the Skygas technology, which is a disposal/gasification process that converts solid and semi-solid wastes into clean, medium BTU syntheses gas. As of December 31, 2007 and 2006, participants and interests owned in the Skygas venture included: NuPower (a 58.2% owned subsidiary of the Company), 70%, MPM Technologies, Inc., 15%, and USF Smogless of Milan, Italy (a subsidiary of United States Filter Corporation which also owns shares of the Company totaling 6.83% of the common stock outstanding), 15%.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the following subsidiaries and other entities controlled by the
Company: AirPol, Inc. (AirPol), MPM Mining, Inc., NuPower, Inc., NuPower (a General Partnership) and Skygas. Intercompany accounts and transactions among the companies have been eliminated.

Segment Reporting

Management considers MPM's reportable segments to be business units that offer different products. The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field. AirPol operates in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. Accordingly, for the years ended December 31, 2007 and 2006, the Company operated in one segment, and there is no separate segment reporting required.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2007, the Company has a working capital deficiency, an accumulated deficit, and has not been able to generate any significant revenues. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company plans to raise additional capital in the future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a working capital deficiency of $11,630,782. Current liabilities include $5,988,604 of related party debt which management believes can be deferred beyond twelve months. Also included in current liabilities is $5,180,203 of a note payable which management is currently renegotiating. Management is optimistic that the lender will agree to terms that will extend the payment and allow the Company to meet its obligations and continue business for the next twelve months. There is no guarantee of the outcome of these plans.

2. Summary of Significant Accounting Policies

Revenue Recognition

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 2007 and 2006, no amounts were recognized for estimated contract losses.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising  expense
was  $3,675  and  $586  for  the  years  ended   December  31,  2007  and  2006,
respectively.

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

Stock Based Compensation

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet as of December 31, 2007 for cash equivalents, investments, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the weighted average number of shares actually outstanding during the period. Diluted earnings per share reflect the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 2007 and 2006, outstanding options to purchase 2,165,675 shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2007:

       Equipment...................................  $ 271,437
       Furniture and fixtures......................     31,008
       Leasehold improvements......................      8,321
                                                     ----------
                                                       310,766
       Less accumulated depreciation...............    302,861
                                                     ----------
                                                     $   7,905
                                                     ==========

Depreciation expense charged to operations was $2,500 and $21,283 in 2007 and 2006, respectively.

4. Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company could borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. As of December 31, 2007, the Company has $4,326,499 of principal advances and accrued interest of $853,704 outstanding under the agreement. During the years ended December 31, 2007 and 2006, the Company recorded interest expense of $197,865 and $299,666, respectively. The note is secured by stock and mineral property held for investment and matured on January 2, 2008. This note payable has not been paid at maturity and management is currently renegotiating its terms with the lender. Through the date of this report, no revised terms have been arranged on this defaulted debt.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At December 31, 2007, amounts owed these related parties totaled $5,988,604, due on demand. Interest expense accrued on this related party debt for the year ended December 31, 2007 and 2006 was $455,925 and $461,345, respectively.

On December 15, 2006, an officer/director converted $770,000 of advances into 3,080,000 shares of the Company's common stock.

6. Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2010. Future minimum rental payments required under operating leases that have initial and remaining non-cancellable terms in excess of one year are as follows: $82,968 for each of the years ending December 31, 2008 and 2009, and $50,023 for the year ending December 31, 2010.

Rent expense for the years ended December 31, 2007 and 2006 was $87,356 and $89,228, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company has agreed to pay $72,000 annually through December 31, 2008. The agreement may be terminated by the Company at any time.

In December 2007, the Company entered an agreement with an officer/director regarding payroll reductions in 2003. Under the terms of the agreement, the Company will retroactively reimburse the officer/director for salary reductions from April 2003 if certain conditions are met. These include the profitability of the Company and its ability to repay the amounts due. Additionally, under the terms of the agreement, unpaid accrued amounts will bear interest at 8% per annum beginning January 1, 2008. At December 31, 2007, amounts accrued and charged to expense for the year was $133,494.

7. Income Taxes

As of December 31, 2007 the significant components of the Company's net deferred tax asset is as follows:

       Net operating loss carryforward......................   $ 5,000,000
       Differences between book and tax depreciation........        20,000
       Goodwill and purchase asset adjustments..............        10,000
       Writedown of mineral properties......................       136,000
       Other................................................        40,000
                                                               ------------

                                                                 5,206,000
       Less: valuation allowance............................     5,206,000
                                                               ------------

                                                               $         -
                                                               ============

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2007. The valuation allowance increased $782,000 since December 31, 2006.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes totaling approximately $12.7 million that expire in the years 2008 through 2027. At December 2007, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $9.2 million that expire in the years 2008 through 2027.

8. Stockholders' Equity

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

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                                        Option
                                                          Options        Price
                                                        -----------    ---------

       Outstanding at January 1, 2006                    1,949,508     $   1.83
       Granted                                                   -            -
       Exercised                                                 -            -
       Expired                                              63,833         1.80
                                                        -----------    ---------

       Outstanding at January 1, 2007................    1,885,675     $   0.90

       Granted.......................................      280,000     $   0.30
       Exercised.....................................            -            -
       Expired.......................................            -            -
                                                        -----------    ---------

       Outstanding at December 31, 2007..............    2,165,675     $    0.82
                                                        ===========    =========

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of Statement of Financial Accounting Standards SFAS) 123R SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company used the following assumptions in its calculation: Dividend yield-$0; Expected volatility 23%;
Risk-free interest rate 3.49%; Expected life 5 years. The Company recorded expenses of $34,692 in 2007 related to the 280,000 options that were issued. No options were issued in 2006.

The following table summarizes information about stock options outstanding at December 31, 2007:

                                                             Options
                          Number        Weighted         Outstanding and
       Range of        Outstanding      Average       Exercisable Weighted
       Exercise      and Exercisable    Exercise         Average Remaining
        Prices         at 12/31/07       Price       Contractual Life (Years)
    ---------------  ---------------   ----------   -------------------------

    $         0.10           65,000    $    0.10                8.8
    $         0.22          365,750    $    0.22                6.7
    $         0.25           49,389    $    0.25                1.7
    $         0.30          180,000    $    0.30                9.6
    $         0.31          100,000    $    0.31                9.1
    $         0.36           40,446    $    0.36                5.8
    $         0.50          381,000    $    0.50                2.3
    $         0.60           50,000    $    0.60                5.7
    $         0.75          450,000    $    0.75                4.7
    $        0.875           21,756    $   0.875                1.6
    $         1.00           91,667    $    1.00                2.4
    $         2.00          301,000    $    2.00                2.3
    $         3.00           31,667    $    3.00                2.4
                     ---------------                -------------------------

    $ 0.10 - $3.00        2,165,675    $    0.82                5.9
                     ===============                =========================

9. Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31, 2007:


    Balance, beginning of year.............................  $   165,000
    Charged to (deducted from) expense.....................     (155,000)
    Write-offs, net of recoveries..........................            -
                                                             ------------
    Balance, end of year...................................  $    10,000
                                                             ============

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Mineral Properties

During 1998, the Board of Directors authorized a plan to dispose of the Company's mineral properties and related mining assets. In 2001, the Board of Directors changed this plan to hold the mineral properties as an investment. Accordingly, the Company has classified these assets as mineral properties held for investment in its balance sheet at December 31, 2007.

In accordance with guidelines established by the American Institute of Certified Public Accountants, we conducted impairment testing on these assets. Factors evaluated included whether there was a significant decrease in the market prices of the assets. This included not only the market price of the unimproved land, but also the market prices of the precious metals on the land. We also evaluated whether there was an adverse change in the extent or manner in which the long-lived asset was being used, or its physical condition. The costs associated with extracting the precious metals were also evaluated. We also evaluated whether there were factors that would demonstrate any continuing losses associated with the long-lived asset, and whether there was an expectation that, more likely than not, the long-lived asset would be sold or otherwise disposed of.

After all of these evaluations, management determined that there was no impairment of these assets, and, accordingly, no provision was necessary to record any losses on these assets.

11. Prepaid Royalty

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the Skygas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has recharacterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment. The balance at December 31, 2007 of $273,000 has been offset against royalties payable to the estate of the inventor.

12. Related Party Transactions

At December 31, 2007, the Company owed $5,988,604 to an officer/director and another director. During 2007, an officer/director loaned $145,000 to the Company. These loans are unsecured and are due on demand.

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 2007 and 2006 of $55,000 in each year.

As of December 31, 2007, a business owned by the Company's Chief Executive Officer owed the Company $19,614 from the sale of certain equipment. This amount is included in accounts receivable.

13. Purchased Intangible

In 1996, the Company issued 133,333 shares of its common stock to acquire an additional 15% interest in the SkyGas venture. The transaction was recorded at $675,000 based on the then-fair value of the shares issued. In accordance with FASB Technical Bulletin No. 84-1, the Company recorded an intangible asset representing the additional interest purchased in SkyGas's patent and licensing rights. This amount was fully amortized at December 31, 2007.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS 115. SFAS 159 permits all entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value at specified election dates. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate the volatility in reported earnings caused by measuring related and liabilities differently without having to apply complex hedge accounting provisions. The associated unrealized gains and losses on the items for which the fair value option has been elected shall be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on its effective date. Based on the provisions of SFAS 159, the difference between the carrying value and fair value will be recognized at the adoption date as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 159 is not expected to have an effect on our financial statements.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for an acquirer, which improves the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects. SFAS 141(R) is effective prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are unable to currently estimate the impact of SFAS 141(R) on our financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)". SFAS 160 establishes accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial information provided in a reporting entity's consolidated financial statements. SFAS 160 requires that ownership interests in subsidiaries held by parties, other than the parent, to be clearly identified, labeled and presented in the consolidated balance sheet within the equity, but separate from the parent's equity; net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in the parent's ownership interest to be accounted for as equity transactions, if a subsidiary is deconsolidated and any retained noncontrolling equity investment to be measured at fair value; and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners.

SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. We cannot currently estimate the impact of SFAS 160 on our financial statements.

15. Loss on Settlements

During 2007, MPM recorded settlements expenses of $867,992. Settlements result primarily from the payment of $1,050,000 a project for which AirPol was a subcontractor. The general contractor's systems were found to be faulty, and ultimately were removed. The customer made claims against the general contractor. The general contractor then made claims against its subcontractors. The disputes went through mediation and were about to go to arbitration. AirPol management decided to settle the disputes rather than incur the costs of arbitration. AirPol is attempting to recover the losses through its insurance carrier. There can, however, be no assurances that AirPol will be successful in its recovery attempts.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Joint Venture

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

Item 8. Changes in and disagreements with accountants on Accounting and Financial Disclosure. None.

Item 8A. Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, supported by an outside accounting firm, an assessment of the effectiveness of the small business issuer's internal control over financial reporting as of the year ended December 31, 2007. Management determined that at December 31, 2007, the Company had a material weakness because it did not have sufficient number of personnel with adequate knowledge, experience and training of U.S. GAAP commensurate with the Company's reporting requirements. This material weakness required the identification of adjustments during the financial statement close process that have been recorded in the Company's consolidated financial statements.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant

a) Identification of Directors

                                                         FIRST ELECTED
    NAME             AGE    POSITION                     DIRECTOR
----------------------------------------------------------------------
Richard E. Appleby    68    Director                       4/25/1985
Glen Hjort            55    Director                       2/16/1998
Frank E. Hsu          62    Director                       6/24/2002
Richard Kao           67    Director                       6/28/1999
Michael J. Luciano    54    Director                       2/16/1998
L. Craig Cary Smith   58    Director                       4/25/1985

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified. Effective February 9, 2007, Daniel Smozanek resigned as a Director. No actions have yet been taken regarding a potential replacement for him.

b) Identification of Executive Officers.

    NAME             AGE    POSITION                     OFFICER SINCE
----------------------------------------------------------------------

Richard E. Appleby    68    Vice President/Treasurer       4/25/1985
Glen Hjort            55    Chief Financial Officer        6/28/1999
Frank E. Hsu          62    Chief Operating Officer        6/24/2002
Robert D. Little      58    Secretary                      1/03/1991
Michael J. Luciano    54    Chairman & CEO                 2/16/1998

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified. Effective February 9, 2007, Daniel D. Smozanek resigned as an officer of the Company. No actions have yet been taken regarding a potential replacement for him.

c) Identification of Certain Significant Employees.

As of December 31, 2007, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

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

Frank E. Hsu is Chief Operating Officer and was elected Director in 2002. Mr. Hsu is a registered professional engineer with over thirty years of experience in design, manufacturing and construction of air pollution control equipment and solid waste disposal systems. He holds a B.S. Degree in Civil engineering from Taiwan Chen Kung University, an M.S. Degree in Environmental Engineering from New Jersey Institute of Technology and an MBA Degree from Fairleigh Dickinson University. Prior to joining AirPol in 1990, Mr. Hsu was Engineering Director of Belco Pollution Control Corp. In addition to his engineering and business management background, he also has extensive experience in international sales, marketing and project execution. Mr. Hsu resides in Warren, New Jersey.

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

f) Involvement in Certain Legal Proceedings.

     Not Applicable

g) Promoter and Control Persons.

     Not Applicable

Item 10. Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 2007 and 2006.

Summary Compensation Table
--------------------------

                               Annual Compensation

Name and
Principal
Position  Year Salary  Bonus(s)  Compensation  Awards(s)($)SARs($)Payout(s)($)
------------------------------------------------------------------------------
Compensation
------------

Michael J.
Luciano,   2007               $120,000
CEO        2006               $120,000

Robert D. (1)
Little,    2007               $ 55,000
Secretary  2006               $ 55,000

(1) MPM contracts with Mr. Little for its shareholder relations services. Expenses related to this were $55,000 for both 2007 and 2006.

Option Grants In 2007 Fiscal Year Individual Grants Individual Grants
---------------------------------------------------------------------

                                                   Market
                      % of Total                  Price on
           Options  Options Granted  Exercise or   Date of  Expiration
Name       Granted   In Fiscal Year  Base Price     Grant      Date
----       -------  ---------------  -----------  --------  ----------

Glen
Hjort       50,000        18%            $.30       $.30      4/4/17

Frank E
Hsu         50,000        18%            $.31       $.31     1/26/17

Frank E
Hsu         50,000        18%            $.30       $.30     10/4/17

Robert D
Little      50,000        18%            $.31       $.31     1/26/17

Robert D
Little      50,000        18%            $.30       $.30     10/4/17

Other
Employees   30,000        11%            $.30       $.30     10/9/17


Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2007 Option/SAR
---------------------------------------------------------------------------
Values
------

                                                   Number of
                                                  Securities          Value of
                                                  Underlying        Unexercised
                                                  Unexercised       In-The-Money
                                                  Options/SARs      Options/SARs
                                                 At FY-End (#)        At FY-End
                       Acquired        Value      Exercisable/      Exercisable/
Name                  On Exercise   Realized ($) Unexercisable     Unexercisable
----                  -----------   ------------ -------------     -------------

Michael J. Luciano        None                      631,890             $-0-
                                                  Exercisable

Robert D. Little          None                      370,223             $-0-
                                                  Exercisable

L. Craig Cary Smith       None                      255,389             $-0-
                                                  Exercisable

Frank E. Hsu              None                      250,000             $-0-
                                                  Exercisable

Glen Hjort                None                      145,000             $-0-
                                                  Exercisable

Richard E. Appleby        None                       38,000             $-0-
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

Except as noted in part b. below, no person or group was known by the Registrant except as noted below to own more than five percent (5%) of its common stock at December 31, 2007.

b) Security Ownership of Management as of April 14, 2008.

The following table sets forth, as of March 28, 2008 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

Title of  Name of               Amount and Nature of       Percent
 Class    Beneficial Owner      Beneficial Ownership [1]   of Class
 -----    ----------------      --------------------       --------
Common    Michael J. Luciano    4,063,910 [2]                50.60
Common    Robert D. Little        387,966                     4.83
Common    L. Craig Cary Smith     266,724                     3.32
Common    Richard E. Appleby      221,155                     2.75
Common    Frank E. Hsu            286,404                     3.57
Common    Glen Hjort              161,833                     2.01
Common    Richard Kao              64,222                     0.80
Common    As A Group            5,693,136                    70.88

[1] Includes options available for exercise aggregating 1,768,502 shares for the entire group.

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

b.) Certain Business Relationships.

During 2007, Michael J. Luciano, Chairman and Chief Executive Officer loaned the Company $145,000. On December 15, 2006, Mr. Luciano converted notes payable aggregating $770,000 into 3,080,000 shares of the Company's common stock. At December 31, 2007, Mr. Luciano was owed $5,588,667 including accrued interest pursuant to unsecured demand notes.

In September 2001, Michael J. Luciano, Chairman and Chief Executive Officer loaned the Company $600,000 evidenced by a convertible promissory note. Under the terms of the promissory note, the principal and any unpaid accrued interest may be converted to common stock at the option of the note holder.

At December 31, 2007 Richard Appleby was owed $399,937 including accrued interest pursuant to unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. Robert D. Little, Secretary of the company, owns R.D. Little Co. For the years ended December 31, 2007 and 2006, MPM paid $55,000 for each year for these services.

c) Other Information

     None

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Exhibits and Financial Statements have been previously reported or are being shown as an exhibit in this Form 10KSB.
(B)  Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $38,205 to the Company for professional services rendered for the audit of our 2007 financial statements and review of the financial statements included in our 10-QSB and 10-KSB filings for the four quarters of 2007.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $5,000 to the Company in 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in 2007 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions abut the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonable likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: April 14, 2008                                 /s Michael J. Luciano
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  April 14, 2008                                /s Glen Hjort
---------------------                                -------------
                                                     Chief Financial Officer
                                                     -----------------------

Exhibit 32

                                  CERTIFICATION

I, Michael J. Luciano, Chief Executive Officer of MPM Technologies, Inc. and I, Glen Hjort, Chief Financial Officer of MPM Technologies, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1. The Annual Report on Form 10-KSB of the Company for the annual period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 14, 2008     /s Michael J. Luciano         /s Glen Hjort
                           ---------------------         -------------
                           Chief Executive Officer       Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

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

         Date: April 14, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Michael J. Luciano                        /s/ Glen Hjort
----------------------                        --------------
Michael J. Luciano                            Glen Hjort
Chairman & Chief Executive Officer            Chief Financial Officer & Director
Dated: April 14, 2008                         Dated: April 14, 2008

/s/ Frank E. Hsu                              /s/ Richard E. Appleby
----------------                              ----------------------
Frank E. Hsu                                  Richard E. Appleby
Chief Operating Officer & Director            Vice President & Director
Dated: April 14, 2008                         Dated: April 14, 2008

/s/ Richard Kao                               /s/ L. Craig Cary Smith
---------------                               -----------------------
Richard Kao                                   L. Craig Cary Smith
Director                                      Director
Dated: April 14, 2008                         Dated: April 14, 2008