Form 10QSB
period 2008-03-31
MPM TECHNOLOGIES INC
filed 2008-05-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                      For the quarter ended March 31, 2008
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

As of May 14, 2008, the registrant had outstanding 6,263,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MPM TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                       March 31, 2008     December 31, 2007
                                                     ------------------- -------------------
                                                         (UNAUDITED)

Current assets:
     Cash and cash equivalents                        $          28,527   $          47,243
     Accounts receivable, net of allowance for
      doubtful accounts
       of $-0- and $10,000                                       10,064              23,916
     Costs and estimated earnings in excess of
      billings                                                        -                   -
     Other current assets                                        22,861              24,118

                                                     ------------------- -------------------
                    Total current assets                         61,452              95,277
                                                     ------------------- -------------------
     Property, plant and equipment, net                           7,182               7,905
     Mineral properties held for sale                         1,070,368           1,070,368
     Other assets, net                                           82,000              82,000
                                                     ------------------- -------------------
                                                      $       1,221,002   $       1,255,550
                                                     =================== ===================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 $         247,879   $         257,883
     Accrued expenses                                           220,619             299,369
     Billings in excess of costs and estimated
      earnings                                                        -                   -
     Notes payable                                            5,247,821           5,180,203
     Related party debt                                       6,344,754           5,988,604
                                                     ------------------- -------------------
                    Total current liabilities                12,061,073          11,726,059
                                                     ------------------- -------------------

Commitments and contingencies                                         -                   -

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000
      shares
       authorized, no shares issued or outstanding                    -                   -
     Common stock, $.001 par value, 100,000,000
      shares
       authorized, 6,263,064 shares issued and
        outstanding                                               6,263               6,263
     Additional paid-in capital                              12,268,631          12,268,631
     Accumulated deficit                                    (23,114,965)        (22,745,403)
                                                     ------------------- -------------------
                    Total stockholders' equity
                     (deficiency)                           (10,920,071)        (10,470,509)
                                                     ------------------- -------------------
                                                      $       1,221,002   $       1,255,550
                                                     =================== ===================

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                        2008           2007
                                                   -----------------------------

Revenues - Projects                                 $    35,430   $     411,527
Revenues - Parts and service                             71,964          84,751
                                                   ------------- ---------------
Total Revenues                                          107,394         496,278
                                                   ------------- ---------------
Cost of sales - Projects                                 13,367         308,302
Cost of sales - Parts and service                        29,042          29,548
                                                   ------------- ---------------
Total cost of sales                                      42,409         337,850
                                                   ------------- ---------------
Gross margin                                             64,985         158,428
Selling, general and administrative expenses            254,128         263,806
                                                   ------------- ---------------
Loss from operations                                   (189,143)       (105,378)
                                                   ------------- ---------------

Other income (expense):
      Interest expense                                 (180,419)       (175,601)
      Miscellaneous                                           -         206,191
      Settlement                                              -      (1,050,000)
                                                   ------------- ---------------
Net other income (expense)                             (180,419)     (1,019,410)
                                                   ------------- ---------------

     Net loss                                         ($369,562)    ($1,124,788)
                                                   ============= ===============

Income per share - basic and diluted:
     Net loss                                            ($0.06)         ($0.18)
                                                   ============= ===============

Weighted average shares of common stock outstanding -
     Basic and diluted                                6,263,064       6,263,064
                                                   ============= ===============

                        MPM TECHNOLOGIES, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                              Three Months Ended
                                                                  March 31,
                                                             2008           2007
                                                        --------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   ($369,562)   ($1,124,788)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                   723         17,633
   Accrued interest and expenses on long-term debt              67,618         56,383
   Accrued interest and deferred expenses on
    related party debt                                         148,150        145,439
  Change in assets and liabilities:
              Accounts receivable                               13,852       (342,212)
              Costs and estimated earnings in excess of
               billings                                              -         61,089
              Other assets                                       1,257          9,719
              Accounts payable and accrued expenses            (88,754)      (125,729)
              Billings in excess of costs and estimated
               earnings                                              -        (46,633)
                                                        --------------- --------------
Cash used in operating activities                             (226,716)    (1,349,099)
                                                        ------------------------------

Cash flows from financing activities:
     Proceeds from note payable                                             1,050,000
     Proceeds from related party debt                          208,000              -
                                                        --------------- --------------
Net cash provided by financing activities                      208,000      1,050,000
                                                        --------------- --------------

Net increase (decrease) in cash and cash
 equivalents                                                   (18,716)      (299,099)
Cash and cash equivalents, beginning of period                  47,243        443,223
                                                        --------------- --------------
Cash and cash equivalents, end of period                 $      28,527   $    144,124
                                                        =============== ==============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                               $           -   $          -
                  Income taxes                           $           -   $          -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2007. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2007. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2008.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements of December 31, 2007, the Company has not been able to generate any significant revenues and has a working capital deficiency of $11,999,621 at March 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements of December 31, 2007. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Three Months Ended March 31, 2008
-----------------------------------------

For the Three Months Ended March 31, 2008
                                                    Weighted-
                                          Net        Average     Per-Share
                                         Loss        Shares        Amount
                                      ----------- ------------- ------------
Basic EPS
Income available to common
  stockholders                         $(369,562)     6,263,064   $   (0.06)

Effect of Dilutive Securities
Common stock options                           -      2,165,675           -
                                      ----------- ------------- ------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                          $(369,562)     8,428,739   $   (0.06)
                                      =========== ============= ============

For the Three Months Ended March 31, 2007

                                                    Weighted-
                                        Net          Average       Per-Share
                                       Loss           Shares         Amount
                                  --------------- -------------- --------------
Basic EPS
Income available to common
  stockholders                     $  (1,124,788)      6,263,064  $      (0.18)

Effect of Dilutive Securities
Common stock options                           -       1,885,675             -
                                  --------------- -------------- --------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                      $  (1,124,788)      8,148,739  $      (0.18)
                                  =============== ============== ==============



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

4.    Note Payable

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% pr annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matured on January 2, 2008. As of March 31, 2008, the Company has $4,326,499 of principal advances and accrued interest and expenses of $921,322. During the quarter ended March 31, 2008, the Company recorded interest expense of $67,618. This note payable was not paid at maturity. The lender has informally agreed to not pursue collection until August 2008 while revised terms are being negotiated. As of the date of this report, negotiations continue, but no revised agreement has been reached.

5.    Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At March 31, 2008, amounts owed these related parties totaled $6,344,754, due on demand. For the three months ended March 31, 2008, the Company recorded 208,000 in advances and an additional $148,150 in interest expense and deferred expenses and reimbursements.

6.    Settlement Expenses

During the first quarter of 2007, MPM recorded settlement expenses of $1,050,000. This was related to a project for which AirPol was a subcontractor. The general contractor's systems were found to be faulty, and ultimately were removed. The customer made claims against the general contractor. The general contractor then made claims against its subcontractors. The disputes went through mediation, and were about to go to arbitration. AirPol management decided to settle the disputes rather than incur the costs of arbitration. Airpol is attempting to recover the losses through its insurance carrier. There can, however, be no assurances that AirPol will be successful in its recovery attempts.


7.    Joint Venture

On April 11, 2007, MPM announced that it had agreed with Losonoco, Inc. to form a new joint venture company, Losonoco Skygas, LLC to develop bio-fuel and chemical manufacturing facilities based on the Skygas technology for waste gasification. On April 28, 2008, MPM notified Losonoco, Inc. of its intent to terminate its relationship with Losonoco effective immediately.

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

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2008 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from operations for the three months ended March 31, 2008 was $(369,562) or $0.06 per share compared to a net loss of $1,124,788, or $0.18 per share for the three months ended March 31, 2007.

Three months ended March 31, 2008 compared to three months ended March 31, 2007 For the three months ended March 31, 2008, MPM had a net loss $369,562, or $0.06 per share compared to a net loss of $1,124,788, or $0.18 per share for the three months ended March 31, 2007. Revenues decreased 78% to $107,394 for the three months ended March 31, 2008 compared to $496,278 for the three months ended March 31, 2007. This was due to the lack of project work and backlog for projects in 2008. Costs of sales decreased 87% to $42,409 for the three months ended March 31, 2008 compared to $337,850 for the three months ended March 31, 2007. This was due to decreases in project revenues as noted above. Operating expenses decreased 4% to $254,128 for the three months ended March 31, 2008 compared to $263,806 for the three months ended March 31, 2007. During the first quarter of 2007, there was a one-time charge of approximately $1,050,000 related to settlements of disputes and back charges from systems that were designed in 2000 and 2001.

The Company currently has no backlog of project work.

Financial Condition and Liquidity

For the three months ended March 31, 2008, the Company relied principally on cash from operations and loans from an officer/director to fund its activities. Working capital deficit at March 31, 2008 was $11,999,621 compared to $11,630,782 at December 31, 2007. The Company continues to work to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.



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


                                                MPM Technologies, Inc.


                  May 14, 2008                    /s/   Michael  J. Luciano
            ----------------------               --------------------------
                    (date)                              Michael J. Luciano
                                                        Chairman & CEO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Luciano, Chairman and Chief Executive Officer of the Company, and Glen Hjort, Chief Financial Officer of the company, certify, pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbarnes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/ Michael J. Luciano                               /s/ Glen Hjort
------------------------                              ---------------
Michael J. Luciano                                    Glen Hjort
Chairman and Chief Executive Officer                  Chief Financial Officer
May 14, 2008                                          May 14, 2008

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



Date:  May 14, 2008                       /s Michael J. Luciano
-------------------                       ------------------------------
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



Date:  May 14, 2008                       /s/ Glen Hjort
-------------------                       ------------------------
                                          Chief Financial Officer