Form 10-Q
period 2008-06-30
MPM TECHNOLOGIES INC
filed 2008-08-19
CIK 799268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                  For the quarterly period ended June 30, 2008
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of registrant as specified in its Charter)


           Washington                                           81-0436060
--------------------------------                         -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

       199 Pomeroy Road.
        Parsippany, NJ                                             07054
--------------------------------                         -----------------------
     (Address of principal                                       (Zip Code)
      executive offices)

Registrant's telephone number, including area code: 973-428-5009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes ___No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

      Large accelerated filer ___          Accelerated filer ___

      Non-accelerated filer ___            Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ___Yes _X_No

As of August 15, 2008, the registrant had outstanding 6,263,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                       ASSETS

                                         June 30, 2008         December 31, 2007
                                         --------------        -----------------
                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents               $     24,971         $         47,243
  Accounts receivable, net of allowance
   for doubtful accounts of $-0- and
   $10,000                                      14,662                   23,916
  Costs and estimated earnings in excess
   of billings                                       -                        -
  Customer deposits                             67,500                        -
  Other current assets                          24,717                   24,118
                                         --------------        -----------------
    Total current assets                       131,850                   95,277
                                         --------------        -----------------
  Property, plant and equipment, net             6,460                    7,905
  Mineral properties held for sale           1,070,368                1,070,368
  Other assets, net                             82,000                   82,000
                                         --------------        -----------------
                                         $   1,290,678         $      1,255,550
                                         ==============        =================

   LIABILITIES AND STOCKHOLDERS'
    EQUITY

Current liabilities:
  Accounts payable                       $     299,048         $        257,883
  Accrued expenses                             227,737                  299,369
  Billings in excess of costs and
   estimated earnings                                -                        -
  Deferred revenue                             102,960                        -
  Notes payable                              5,316,323                5,180,203
  Related party debt                         6,625,936                5,988,604
                                         --------------        -----------------
    Total current liabilities               12,572,004               11,726,059
                                         --------------        -----------------

Commitments and contingencies                        -                        -

Stockholders' equity (deficiency):
  Preferred stock, no stated value,
   10,000,000 shares authorized, no
   shares issued or outstanding                      -                        -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   6,263,064 shares issued and
   outstanding                                   6,263                    6,263
  Additional paid-in capital                12,268,631               12,268,631
  Accumulated deficit                      (23,556,220)             (22,745,403)
                                         --------------        -----------------
    Total stockholders' equity
     (deficiency)                          (11,281,326)             (10,470,509)
                                         --------------        -----------------
                                         $   1,290,678         $      1,255,550
                                         ==============        =================

                                     MPM TECHNOLOGIES, INC.
                                        AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                               Six Months Ended              Three Months Ended
                                                   June 30,                        June 30,
                                         ----------------------------   -----------------------------
                                             2008           2007            2008            2007
                                         ------------   -------------   -------------   -------------

Revenues - Projects                      $    35,430    $    993,652    $          -    $    582,125
Revenues - Parts and service                 192,086         270,623         120,122         185,872
                                         ------------   -------------   -------------   -------------
Total Revenues                               227,516       1,264,275         120,122         767,997
                                         ------------   -------------   -------------   -------------
Cost of sales - Projects                      13,367         727,438               -         461,458
Cost of sales - Parts and service            100,019         188,519          70,977         116,649
                                         ------------   -------------   -------------   -------------
                                             113,386         915,957          70,977         578,107
                                         ------------   -------------   -------------   -------------
Gross margin                                 114,130         348,318          49,145         189,890
Selling, general and administrative
 expenses                                    547,268         578,845         293,148         315,038
                                         ------------   -------------   -------------   -------------
(Loss) income from operations               (433,138)       (230,527)       (244,003)       (125,148)
                                         ------------   -------------   -------------   -------------

Other income (expense):
      Interest expense                      (377,679)       (351,755)       (197,261)       (176,154)
      Settlements                                  -      (1,150,000)              -        (100,000)
      Miscellaneous                                -         230,394               -          24,202
                                         ------------   -------------   -------------   -------------
Net other income (expense)                  (377,679)     (1,271,361)       (197,261)       (251,952)
                                         ------------   -------------   -------------   -------------
Net loss                                   ($810,817)    ($1,501,888)      ($441,264)      ($377,100)
                                         ============   =============   =============   =============

Income per share - basic and diluted:
     Net loss                                 ($0.13)         ($0.24)         ($0.07)         ($0.06)
                                         ============   =============   =============   =============

Weighted average shares of common stock
 outstanding -
     basic and diluted                     6,263,064       6,263,064       6,263,064       6,263,064
                                         ============   =============   =============   =============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended
                                                           June 30,
                                               ---------------------------------
                                                   2008                2007
                                               ------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       ($810,817)         ($1,501,888)

  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                    1,445               35,266
    Accrued interest and expenses on notes
     payable                                       136,120              121,003
    Accrued interest and deferred expenses on
     related party debt                            338,832              291,690
    Change in assets and liabilities:
      Accounts receivable                            9,254             (237,666)
      Costs and estimated earnings in excess
       of billings                                       -               71,712
      Customer deposits                            (67,500)                   -
      Other assets                                    (599)             (25,198)
      Accounts payable and accrued expenses        (30,467)             (91,515)
      Deferred revenue                             102,960
      Billings in excess of costs and estimated
       earnings                                          -             (136,061)
                                               ------------       --------------
Cash used in operating activities                 (320,772)          (1,472,657)
                                               ------------       --------------

Cash flows from investing activities:
  Purchase of property and equipment                     -                    -
                                               ------------       --------------
Net cash used in investing activities                    -                    -
                                               ------------       --------------

Cash flows from financing activities:
    Proceeds from related party debt               298,500                    -
    Proceeds from debt financing                         -            1,050,000
                                               ------------       --------------
Net cash provided by financing activities          298,500            1,050,000
                                               ------------       --------------
Net increase (decrease) in cash and cash
 equivalents                                       (22,272)            (422,657)
Cash and cash equivalents, beginning of
 period                                             47,243              443,223
                                               ------------       --------------
Cash and cash equivalents, end of period       $    24,971        $      20,566
                                               ============       ==============

Supplemental disclosure of cash flow
 information:

Cash paid during the period for:
      Interest                                 $         -        $         513
                                               ------------       --------------
      Income taxes                             $         -        $           -
                                               ------------       --------------

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2007. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-Q of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2007. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2008.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements for the year ended December 31, 2007, the Company has not been able to generate any significant revenues and has a working capital deficiency of $12,440,154 at June 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements for the year ended December 31, 2007. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Earnings Per Share

Earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Diluted net loss per common share adjusts basic net loss per common share for the effects of outstanding common stock equivalents, only in the periods in which such effect is dilutive under the treasury stock method.

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Six Months Ended June 30, 2008
--------------------------------------
                                              Weighted-
                                   Net         Average     Per-Share
                                   Loss        Shares        Amount
                                -----------  -----------   ----------
Basic EPS
Income available to common
 stockholders                   $ (810,817)   6,263,064    $   (0.13)

Effect of Dilutive Securities
Common stock options                     -    2,165,675            -
                                -----------  -----------   ----------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                    $ (810,817)   8,428,739    $  (0.13)
                                ===========  ===========   ==========

For the Three Months Ended June 30, 2008
----------------------------------------
                                              Weighted-
                                   Net         Average     Per-Share
                                   Loss        Shares        Amount
                                -----------  -----------   ----------
Basic EPS
Income available to common
 stockholders                   $ (441,264)   6,263,064    $   (0.07)
Effect of Dilutive Securities
Common stock options                     -    2,165,675            -
                                -----------  -----------   ----------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                    $ (442,264)   8,428,739    $   (0.07)
                                ===========  ===========   ==========

For the Six Months Ended June 30, 2007
--------------------------------------
                                              Weighted-
                                   Net         Average     Per-Share
                                   Loss        Shares        Amount
                              -------------  -----------   ----------
Basic EPS
Income available to common
 stockholders                 $ (1,501,888)   6,263,064    $   (0.24)

Effect of Dilutive Securities
Common stock options                     -    1,885,675            -
                              -------------  -----------   ----------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                  $ (1,501,888)   8,148,739    $   (0.24)
                              =============  ===========   ==========

For the Three Months Ended June 30, 2007
----------------------------------------
                                              Weighted-
                                   Net         Average     Per-Share
                                   Loss        Shares        Amount
                                -----------  -----------   ----------

Basic EPS
Income available to common
 stockholders                   $ (377,100)   6,263,064    $   (0.06)

Effect of Dilutive Securities
Common stock options                     -    1,885,675            -
                                -----------  -----------   ----------

Diluted EPS
Income available to common
 stockholders - assumed
 conversions                    $ (377,100)   8,148,739    $   (0.06)
                                ===========  ===========   ==========

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

4. Note Payable

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matured on January 2, 2008. As of June 30, 2008, the Company has $4,326,499 of principal advances and accrued interest and expenses of $989,824. During the six and three months ended June 30, 2008, the Company recorded interest expense of $136,119 and $68,501, respectively. This note was not paid at maturity. The lender has informally agreed to not pursue collection until August 2008 while revised terms are being negotiated. As of the date of this report, negotiations continue, but no revised agreement has been reached.

5. Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At June 30, 2008, amounts owed these related parties totaled $6,625,936, due on demand. For the six and three months ended June 30, 2008, the Company recorded $325,500 and $117,500 in advances, respectively, and $311,832 and $163,682, respectively, in interest and deferred expenses and reimbursements.

6. Joint Venture

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, ability to generate sufficient cash flow or secure additional sources of financing, collectability of project payments, future customer revenue, variability of quarterly operating results, completion of remaining contracts, attraction and retention of employees and key management personnel, political and economic uncertainty and other competitive factors. Additionally, there can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the Cautionary Statements") are disclosed in the annual report filed on Form 10-KSB. All subsequent written and oral forward-looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

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

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the six and three months ended June 30, 2008 and 2007 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from continuing operations for the six months ended June 30, 2008 was $810,817 or $0.13 per share compared to a net loss of $1,501,888, or $0.24 per share for the six months ended June 30, 2007.

Six and three months ended June 30, 2008 compared to six and three months ended June 30, 2007
For the six months ended June 30, 2008, MPM had a net loss of $810,817, or $0.13 per share compared to net loss of $1,501,888, or $0.24 per share for the six months ended June 30, 2007. Revenues decreased 82% to $227,516 for the six months ended June 30, 2008 compared to $1,264,275 for the six months ended June 30, 2007. The revenue decrease was due to the lack of project work, and backlog for projects in 2008. Costs of sales decreased 88% to $113,386 for the six months ended June 30, 2008 compared to $915,957 for the six months ended June 30, 2007. This was again due to the decreases in project revenues. Operating expenses decreased 5% to $547,268 for the six months ended June 30, 2008 compared to $578,845 for the six months ended June 30, 2007.

For the three months ended June 30, 2008, MPM had a net loss $441,264, or $0.07 per share compared to a net loss of $377,100, or $0.06 per share for the three months ended June 30, 2007. Revenues decreased 84% to $120,122 for the three months ended June 30, 2008 compared to $767,997 for the three months ended June 30, 2007. This was due to the lack of project work in 2008. Costs of sales decreased 88% to $70,977 for the three months ended June 30, 2008 compared to $578,107 for the three months ended June 30, 2007. This was due to the lack of project work. Operating expenses decreased 7% to $293,148 for the three months ended June 30, 2008 compared to $315,038 for the three months ended June 30, 2007.

Financial Condition and Liquidity
---------------------------------

For the six months ended June 30, 2008, the Company relied principally on cash from loans from related parties to fund its activities. Working capital deficit at June 30, 2008 was $12,440,154 compared to $11,630,782 at December 31, 2007.
The Company is working to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Management of MPM does not invest in marketable securities in the normal course of business. Financial instruments consisting of cash and cash equivalents can potentially subject the Company to a concentration of credit risk. The Company places its cash and cash equivalents with various high quality financial institutions. These deposits may exceed federally insured limits at various times throughout the year. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Item 4. Controls and Procedures

MPM management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.


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


ITEM 4. Submission of Matters to a Vote of Security Holders

MPM's annual meeting of Stockholders was held on June 27, 2008. Following are the results of the stockholder voting:

Proposal 1 - Election of Directors

Name                               For         Withheld
----                               ---         --------

Frank E. Hsu                    4,242,326        124
L. Craig Cary Smith             4,242,338        112

Each director was re-elected for a three-year term.

Proposal 2 - Amend 1989 Option Plan      For           Against        Abstain
                                         ---           -------        -------

Amend 1989 Option Plan                4,218,932         20,227         3,291

Total shares represented by proxy and in person:  4,242,450
Percentage of the outstanding votable shares:  67.74%
Outstanding votable shares:  6,263,064

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


                                                          MPM Technologies, Inc.




      August 19, 2008                                     /s/ Michael J. Luciano
     -----------------                                    ----------------------
           (date)                                         Michael J. Luciano
                                                          Chairman & CEO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPM Technologies, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Luciano, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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


/s/ Michael J. Luciano                                   /s/ Glen Hjort
----------------------                                   --------------
Michael J. Luciano                                       Glen Hjort
Chairman and Chief Executive Officer                     Chief Financial Officer
  August 19, 2008                                          August 19, 2008

                                  CERTIFICATION


I, Michael J. Luciano, CHIEF EXECUTIVE OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.   I have reviewed this Form 10-Q of MPM Technologies, Inc.

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



Date:  August 19, 2008                                   /s/ Michael J. Luciano
----------------------                                   -----------------------
                                                         Chief Executive Officer
                                                         -----------------------

                                  CERTIFICATION

I, Glen Hjort, CHIEF FINANCIAL OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.   I have reviewed this Form 10-Q of MPM Technologies, Inc.

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



Date:  August 19, 2008                                   /s/ Glen Hjort
----------------------                                   -----------------------
                                                         Chief Financial Officer
                                                         -----------------------