Form 10-Q
period 2008-09-30
MPM TECHNOLOGIES INC
filed 2008-11-14
CIK 799268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                For the quarterly period ended September 30, 2008

                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of registrant as specified in its Charter)


         Washington                                             81-0436060
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


        199 Pomeroy Road
          Parsippany, NJ                                            07054
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ___ Yes _X_No

As of November 5, 2008, the registrant had outstanding 6,307,510 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  MPM TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                       ASSETS
                                                        September 30,       December 31,
                                                             2008                2007
                                                       ----------------    ----------------
                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents                           $         2,536     $        47,243
   Accounts receivable, net of allowance for
    doubtful accounts of $-0- and $10,000                       30,621              23,916
   Other current assets                                         17,423              24,118
                                                       ----------------    ----------------
Total current assets                                            50,580              95,277
                                                       ----------------    ----------------
   Property, plant and equipment, net                            5,736               7,905
   Mineral properties held for sale                          1,070,368           1,070,368
   Other assets, net                                            82,000              82,000
                                                       ----------------    ----------------
                                                       $     1,208,684     $     1,255,550
                                                       ================    ================

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $       289,552     $       257,883
   Accrued expenses                                            251,139             299,369
   Notes payable                                             5,386,481           5,180,203
   Related party debt                                        6,957,249           5,988,604
                                                       ----------------    ----------------
Total current liabilities                                   12,884,421          11,726,059
                                                       ----------------    ----------------

Commitments and contingencies                                        -                   -

Stockholders' equity (deficiency):
   Preferred stock, no stated value, 10,000,000
    shares authorized, no shares issued or
    outstanding                                                      -                   -
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 6,307,510 and 6,263,064 shares
    issued and outstanding, respectively                         6,308               6,263
   Additional paid-in capital                               12,279,698          12,268,631
   Accumulated deficit                                     (23,961,743)        (22,745,403)
                                                       ----------------    ----------------
Total stockholders' equity (deficiency)                    (11,675,737)        (10,470,509)
                                                       ----------------    ----------------
                                                       $     1,208,684     $     1,255,550
                                                       ================    ================


           See accompanying notes to the consolidated financial statements.


                                               MPM TECHNOLOGIES, INC.
                                                  AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                 Nine Months Ended                       Three Months Ended
                                                   September 30,                           September 30,
                                        ------------------------------------    ------------------------------------
                                              2008                2007                2008                2007
                                        ----------------    ----------------    ----------------    ----------------

Revenues - Projects                     $        35,430     $     1,245,136     $             -     $       251,484
Revenues - Parts and service                    438,437             510,344             246,351             239,721
                                        ----------------    ----------------    ----------------    ----------------
Total Revenues                                  473,867           1,755,480             246,351             491,205
                                        ----------------    ----------------    ----------------    ----------------
Cost of sales - Projects                         13,367           1,012,206                   -             284,768
Cost of sales - Parts and service               206,827             368,456             106,808             179,937
                                        ----------------    ----------------    ----------------    ----------------
                                                220,194           1,380,662             106,808             464,705
                                        ----------------    ----------------    ----------------    ----------------
Gross margin                                    253,673             374,818             139,543              26,500
Selling, general and administrative
 expenses                                       879,075             834,674             331,807             255,829
                                        ----------------    ----------------    ----------------    ----------------
(Loss) income from operations                  (625,402)           (459,856)           (192,264)           (229,329)
                                        ----------------    ----------------    ----------------    ----------------

Other income (expense):
      Interest expense                         (590,938)           (533,197)           (213,259)           (181,433)
      Settlements                                     -          (1,150,000)                  -                   -
      Miscellaneous                                   -             226,228                   -              (4,175)
                                        ----------------    ----------------    ----------------    ----------------
Net other income (expense)                     (590,938)         (1,456,969)           (213,259)           (185,608)
                                        ----------------    ----------------    ----------------    ----------------
Net loss                                    ($1,216,340)        ($1,916,825)          ($405,523)          ($414,937)
                                        ================    ================    ================    ================


Net loss per share - basic and diluted:          ($0.19)             ($0.31)             ($0.06)             ($0.07)
                                        ================    ================    ================    ================

Weighted average shares of common stock
 outstanding -
     basic and diluted                        6,266,795           6,263,064           6,274,176           6,263,064
                                        ================    ================    ================    ================


                     See accompanying notes to the consolidated financial statements.


               MPM TECHNOLOGIES, INC.
                  AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED)

                                                                Nine Months Ended
                                                                  September 30,
                                                       ------------------------------------
                                                             2008                2007
                                                       ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 ($1,216,340)        ($1,916.825)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                               2,169              52,864
     Accrued interest and expenses on notes payable            206,278             187,188
     Accrued interest and deferred expenses on
      related party debt                                       485,145             441,727
     Change in assets and liabilities:
        Accounts receivable                                     (6,705)            (47,148)
        Costs and estimated earnings in excess of
         billings                                                    -              24,315
        Other assets                                             6,695             (68,166)
        Accounts payable and accrued expenses                  (16,561)            (67,297)
        Billings in excess of costs and estimated
         earnings                                                    -            (103,548)
                                                       ----------------    ----------------
Cash used in operating activities                             (539,319)         (1,496,890)
                                                       ----------------    ----------------

Cash flows from financing activities:
  Proceeds from related party debt                             483,500              22,000
  Cash proceeds from stock options exercised                    11,112                   -
  Proceeds from debt financing                                       -           1,050,000
                                                       ----------------    ----------------
Net cash provided by financing activities                      494,612           1,072,000
                                                       ----------------    ----------------

Net decrease in cash and cash equivalents                      (44,707)           (424,890)
Cash and cash equivalents, beginning of period                  47,243             443,223
                                                       ----------------    ----------------
Cash and cash equivalents, end of period               $         2,536     $        18,333
                                                       ================    ================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
      Interest                                         $             -     $           878
                                                       ----------------    ----------------
      Income taxes                                     $             -     $             -
                                                       ----------------    ----------------


             See accompanying notes to the consolidated financial statements.


                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2007. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-Q of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2007. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2008.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements for the year ended December 31, 2007, the Company has not been able to generate any significant revenues and has a working capital deficiency of $12,833,841 at September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements for the year ended December 31, 2007. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Nine Months Ended September 30, 2008
--------------------------------------------
                                                                     Weighted-
                                                       Net            Average          Per-Share
                                                      Loss            Shares             Amount
                                                  -------------     -------------     -------------
Basic EPS
Income available to common stockholders           $  (1,216,340)        6,266,795     $       (0.19)

Effect of Dilutive Securities *
Common stock options                                          -         2,161,944                 -
                                                  -------------     -------------     -------------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                     $  (1,216,340)        8,428,739     $       (0.19)
                                                  =============     =============     =============

For the Three Months Ended September 30, 2008
---------------------------------------------
                                                                     Weighted-
                                                       Net            Average          Per-Share
                                                      Loss            Shares             Amount
                                                  -------------     -------------     -------------
Basic EPS
Income available to common stockholders
                                                  $    (405,523)        6,274,176     $       (0.06)

Effect of Dilutive Securities *
Common stock options                                          -         2,154,563                 -
                                                  -------------     -------------     -------------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                     $    (405,523)        8,428,739     $       (0.06)
                                                  =============     =============     =============

For the Nine Months Ended September 30, 2007
--------------------------------------------
                                                                     Weighted-
                                                       Net            Average          Per-Share
                                                      Loss            Shares             Amount
                                                  -------------     -------------     -------------
Basic EPS
Income available to common stockholders
                                                  $  (1,916,825)        6,263,064     $       (0.31)

Effect of Dilutive Securities *
Common stock options                                          -         1,885,675                 -
                                                  -------------     -------------     -------------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                     $  (1,916,825)        8,148,739     $       (0.31)
                                                  =============     =============     =============


For the Three Months Ended September 30, 2007
---------------------------------------------
                                                                     Weighted-
                                                       Net            Average          Per-Share
                                                      Loss            Shares             Amount
                                                  -------------     -------------     -------------
Basic EPS
Income available to common stockholders
                                                  $    (414,937)        6,263,064     $       (0.07)

Effect of Dilutive Securities *
Common stock options                                          -         1,885,675                 -
                                                  -------------     -------------     -------------
Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                     $    (414,937)        8,148,739     $       (0.07)
                                                  =============     =============     =============

* Effect of common stock options is antidilutive. Accordingly they have no effect on diluted earnings per share.

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

4. Note Payable

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matured on January 2, 2008. As of September 30, 2008, the Company has $4,326,499 of principal advances and accrued interest and expenses of $1,059,982. During the nine and three months ended September 30, 2008, the Company recorded interest expense of $206,278 and $70,159, respectively. This note was not paid at maturity. The lender has informally agreed to not pursue collection until August 2008 while revised terms are being negotiated. As of the date of this report, negotiations continue, but no revised agreement has been reached.

5. Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At September 30, 2008, amounts owed these related parties totaled $6,957,249, due on demand. For the nine and three months ended September 30, 2008, the Company recorded $483,500 and $158,000 in advances, respectively, and $485,145 and $173,313, respectively, in interest and deferred expenses and reimbursements.

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

AirPol is an active continuing concern. The development of the Skygas process through Nupower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine and three months ended September 30, 2008 and 2007 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from operations for the nine months ended September 30, 2008 was $1,216,340 or $0.19 per share compared to a net loss of $1,916,825, or $0.31 per share for the nine months ended September 30, 2007.

Nine and three months ended September 30, 2008 compared to nine and three months
--------------------------------------------------------------------------------
ended September 30, 2007
------------------------

For the nine months ended September 30, 2008, MPM had a net loss of $1,216,340, or $0.19 per share compared to net loss of $1,916,825, or $0.31 per share for the nine months ended September 30, 2007. Revenues decreased 73% to $473,867 for the nine months ended September 30, 2008 compared to $1,755,480 for the nine months ended September 30, 2007. The revenue decrease was due to the lack of project work, and backlog for projects in 2008. Costs of sales decreased 84% to $220,194 for the nine months ended September 30, 2008 compared to $1,380,662 for the nine months ended September 30, 2007. This was again due to the decreases in project revenues. Operating expenses increased 5% to $879,075 for the nine months ended September 30, 2008 compared to $834,674 for the nine months ended September 30, 2007.

For the three months ended September 30, 2008, MPM had a net loss $405,523, or $0.06 per share compared to a net loss of $414,937, or $0.07 per share for the three months ended September 30, 2007. Revenues decreased 50% to $246,351 for the three months ended September 30, 2008 compared to $491,205 for the three months ended September 30, 2007. This was due to the lack of project work in 2008. Costs of sales decreased 77% to $106,808 for the three months ended September 30, 2008 compared to $464,705 for the three months ended September 30, 2007. This was due to the lack of project work. Operating expenses increased 30% to $331,807 for the three months ended September 30, 2008 compared to $255,829 for the three months ended September 30, 2007.

Financial Condition and Liquidity
---------------------------------

For the nine months ended September 30, 2008, the Company relied principally on cash from loans from related parties to fund its activities. Working capital deficit at September 30, 2008 was $12,833,841 compared to $11,630,782 at December 31, 2007. The Company is working to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.

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

Item 4.  Controls and Procedures

MPM management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There were no changes during the period covered by this Form 10-Q in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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


                                        MPM Technologies, Inc.


November 14, 2008                       /s/ Michael J. Luciano
-----------------                           ------------------------------------
(date)                                      Michael J. Luciano
                                            Chairman & CEO