Form 10KSB/A
period 2007-12-31
MPM TECHNOLOGIES INC
filed 2009-03-16
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  Form 10-KSB/A

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its Charter)

           WASHINGTON                                         81-0436060
---------------------------------                     --------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $2,715,205

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $0.25 at which the common equity was sold as of April 14, 2008 was $1,565,766.

The number of shares outstanding of the registrant's common stock as of April 14, 2008 was 6,263,064.

Transitional Small Business Disclosure Format Yes ___ No _X_

This Form 10-KSB is being amended to change the disclosures regarding the Company's mining property asset (principally Note 10 in the Consolidated Financial Statements).


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

MPM management believes that resuming mining operations is a way to generate positive cash flows and mitigate the continuing losses from other operations given the current market prices and conditions for precious metals. Accordingly, management will investigate its needs to make this happen.

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

--------------------------------------------------------------------------------

                                 MPM MINING INC
                       EMERY DISTRICT MINERALIZED MATERIAL
                       -----------------------------------

                            Tons                             Ounces Per Ton
                         ----------                        ------------------
Location                                                     Gold     Silver
--------                                                    ------    ------
Emery Mine                 57,941                            0.372     15.39
Emery Stockpiles           38,859                            0.120      4.28
Bonanza                   218,579                            0.132      2.06
Hidden Hand               208,619                            0.123       --

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

                     [GRAPHIC ATTACHED IN SUPPLEMENTAL PDF]



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

MPM's management continues to work to bring the Company to profitability. Other businesses are being evaluated to consider moving the Company's business toward other more profitable ventures. There have been significant consolidations in the air pollution control industry in the past few years. MPM management's short-term goal is to operate a lean, profitable company.

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

Following is a summary from MPM's consolidated statements of cash flows:

                                                            Year ended
                                                            December 31,
                                                            ------------

                                                         2007          2006
                                                         ----          ----

   Net cash provided by (used in) operating activities   $(1,660,781)  $148,029

   Net cash used in investing activities                 $(32,000)     $(13,201)

   Net cash provided by financing activities             $1,296,801    $303,600

   Net increase (decrease) in cash and cash equivalents  $(395,980)    $438,428

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

                              FINANCIAL STATEMENTS
                              --------------------

                           DECEMBER 31, 2007 AND 2006

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm.............    F-2

Consolidated Balance Sheet as of December 31, 2007..................    F-3

Consolidated Statements of Operations for the years ended December
   31, 2007 and 2006................................................    F-4

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2007 and 2006.......................................    F-5

Consolidated Statements of Cash Flows for the years ended December
   31, 2007 and 2006................................................    F-6

Notes to Consolidated Financial Statements.......................... F-7 to F-16

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

As discussed in Note 17 to the financial statements, the Company restated its 2007 financial statements to amend the disclosures regarding the Company's mining property asset.

Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
April 14, 2008 (except for Footnote 17 as to which date is March 13, 2009)

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2007


                                     ASSETS
Current assets:
   Cash and cash equivalents (Note 2).....................................  $      47,243
   Accounts receivable, less allowance for doubtful accounts of $10,000
     (Notes 2, 9 and 12)..................................................         23,916
   Other current assets...................................................         24,118
                                                                             -------------
           Total current assets...........................................         95,277
                                                                             -------------

Property, plant and equipment (Notes 2 and 3) ............................          7,905
Mineral property (Note 10) ...............................................      1,070,368
Other assets, net.........................................................         82,000
                                                                             -------------
           Total assets...................................................  $   1,255,550
                                                                             =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable (Notes 2 and 11)......................................  $     257,883
   Accrued expenses (Note 2)..............................................        299,369
   Note payable (Note 4)..................................................      5,180,203
   Related party debt (Notes 5 and 12)....................................      5,988,604
                                                                             -------------
           Total current liabilities......................................     11,726,059
                                                                             -------------

Commitments and contingencies (Note 6)

Stockholders' equity (Notes 2 and 8):
   Preferred stock, no par value; 10,000,000 shares authorized; 0 shares
     issued and outstanding...............................................          -
   Common stock, $0.001 par value; 100,000,000 shares authorized;
     6,263,064 shares issued and outstanding .............................          6,263
   Additional paid-in capital.............................................     12,268,631
   Accumulated deficit....................................................    (22,745,403)
                                                                             -------------
           Total stockholders' equity.....................................    (10,470,509)
                                                                             -------------
                                                                            $   1,255,550
                                                                             =============



See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                     2007              2006
                                                                -------------     -------------

Revenues - Projects (Note 2).................................  $   1,901,070      $  1,186,953
Revenues - Parts and service (Note 2)........................        814,135           542,304
                                                                -------------     -------------
Total Revenues...............................................      2,715,205         1,729,257
                                                                -------------     -------------

Cost of sales - Projects.....................................      1,498,675           795,062
Cost of sales - Parts and service............................        387,492           260,706
                                                                -------------     -------------
Total cost of sales..........................................      1,886,167         1,055,768
                                                                -------------     -------------
Gross margin.................................................        829,038           673,489
Selling, general and administrative expenses.................      1,633,379         1,495,431
                                                                -------------     -------------

Loss from operations.........................................       (804,341)         (821,942)
                                                                -------------     -------------

Other income (expense):
  Loss on settlement (Note 15 )..............................       (867,992)           (5,861)
  Interest expense (Note 4)..................................       (653,569)         (798,068)
  Other income (expense), net................................         24,220           (25,933)
                                                                -------------     -------------
Net other expense............................................     (1,497,341)         (829,862)
                                                                -------------     -------------
Net (loss) ..................................................  $  (2,301,682)    $  (1,651,804)
                                                                =============     =============


Loss per share - basic and diluted...........................  $       (0.37)    $       (0.49)
                                                                =============     =============

Weighted average shares of common stock outstanding - basic
and diluted..................................................      6,263,064         3,318,078
                                                                =============     =============



See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        Common Stock            Additional                            Total
                                                 ---------------------------     Paid-In        Accumulated       Stockholders'
                                                    Shares        Amount         Capital          Deficit            Equity
                                                                                                                    (Deficit)
                                                 -------------   ----------   -------------   ---------------    ---------------

Balance, January 1, 2006.......................     3,183,064   $    3,183   $  11,313,019   $   (18,791,917)   $    (7,475,715)
Stock issued on debt conversion................     3,080,000        3,080         920,920                 -            924,000
Net loss.......................................             -            -               -        (1,651,804)        (1,651,804)
                                                 -------------   ----------   -------------   ---------------    ---------------

Balance, December 31, 2006.....................     6,263,064        6,263      12,233,939       (20,443,721)        (8,203,519)
Stock based compensation.......................             -            -          34,692                 -             34,692
Net loss.......................................             -            -               -        (2,301,682)        (2,301,682)
                                                 -------------   ----------   -------------   ---------------    ---------------

Balance, December 31, 2007.....................     6,263,064   $    6,263   $  12,268,631  $    (22,745,403)   $   (10,470,509)
                                                 =============   ==========   =============   ===============    ===============



See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                           -------------------------------
                                                                                2007              2006
                                                                           -------------     -------------

Cash flows from operating activities:
  Net loss..............................................................  $  (2,301,682)    $  (1,651,804)
  Adjustments to reconcile net (loss) to net cash provided by (used in)
    operating activities:
      Depreciation and amortization.....................................         90,139            90,118
      Stock based compensation..........................................         34,692                 -
      Interest recognized upon beneficial conversion....................              -           154,000
      Accrued interest and expenses on note payable.....................        197,865           583,496
      Accrued interest and deferred expenses on related party debt......        597,503           603,895
      Changes in assets and liabilities:
        Accounts receivable.............................................            377            74,155
        Costs and estimated earnings in excess of billings..............         74,215           (58,314)
        Other current assets............................................            136             3,265
        Accounts payable and accrued expenses...........................         98,408           (80,652)
        Billings in excess of costs and estimated earnings..............       (452,434)          429,870
                                                                           -------------     -------------
Net cash provided by (used in) operating activities.....................     (1,660,781)          148,029
                                                                           -------------     -------------

Cash flows from investing activities:
  Purchase of property, plant and equipment.............................          -               (13,201)
  Cash paid for patent..................................................        (32,000)            -
                                                                           -------------     -------------
Net cash used in investing activities...................................        (32,000)          (13,201)
                                                                           -------------     -------------

Cash flows from financing activities:
  Borrowings from related parties.......................................        145,000           333,600
  Borrowings on note payable............................................      1,151,801           (30,000)
                                                                           -------------     -------------
Net cash provided by financing activities...............................      1,296,801           303,600
                                                                           -------------     -------------

Net increase (decrease) in cash and cash equivalents....................       (395,980)          438,428
Cash and cash equivalents, beginning of year............................        443,223             4,795
                                                                           -------------     -------------
Cash and cash equivalents, end of year..................................  $      47,243     $     443,223
                                                                           =============     =============

Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
  Interest..............................................................  $       1,089     $       7,825

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



1.  Going Concern

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

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2007:

               Equipment....................................   $     271,437
               Furniture and fixtures.......................          31,008
               Leasehold improvements.......................           8,321
                                                                -------------
                                                                     310,766
               Less accumulated depreciation................         302,861
                                                                -------------
                                                               $       7,905
                                                                =============

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

7.  Income Taxes

As of December 31, 2007 the significant components of the Company's net deferred tax asset is as follows:


               Net operating loss carryforward.................   $   5,000,000
               Differences between book and tax depreciation...          20,000
               Goodwill and purchase asset adjustments.........          10,000
               Writedown of mineral properties.................         136,000
               Other...........................................          40,000
                                                                  --------------
                                                                      5,206,000
                  Less: valuation allowance....................       5,206,000
                                                                  --------------

                                                                 $            -
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

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                    Weighted
                                                                     Average
                                                                     Option
                                                     Options          Price
                                                   ------------    ------------


     Outstanding at January 1, 2006                  1,949,508    $       1.83
     Granted                                                 -               -
     Exercised                                               -               -
     Expired                                            63,833            1.80
                                                   ------------    ------------

     Outstanding at January 1, 2007...............   1,885,675    $       0.90

     Granted......................................     280,000    $       0.30
     Exercised....................................           -               -
     Expired......................................           -               -
                                                   ------------    ------------

     Outstanding at December 31, 2007.............   2,165,675    $       0.82
                                                   ============    ============

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

The following table summarizes information about stock options outstanding at December 31, 2007:

                                                               Options
                         Number          Weighted          Outstanding and
       Range of       Outstanding        Average         Exercisable Weighted
       Exercise     and Exercisable      Exercise          Average Remaining
        Prices        at 12/31/07         Price        Contractual Life (Years)
    --------------  ---------------   -------------    ------------------------

   $         0.10           65,000   $        0.10               8.8
   $         0.22          365,750   $        0.22               6.7
   $         0.25           49,389   $        0.25               1.7
   $         0.30          180,000   $        0.30               9.6
   $         0.31          100,000   $        0.31               9.1
   $         0.36           40,446   $        0.36               5.8
   $         0.50          381,000   $        0.50               2.3
   $         0.60           50,000   $        0.60               5.7
   $         0.75          450,000   $        0.75               4.7
   $        0.875           21,756   $       0.875               1.6
   $         1.00           91,667   $        1.00               2.4
   $         2.00          301,000   $        2.00               2.3
   $         3.00           31,667   $        3.00               2.4
                    ---------------                    ------------------------

   $ 0.10 - $3.00        2,165,675   $        0.82               5.9
                    ===============                    ========================


9.  Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31, 2007:


           Balance, beginning of year..................       $    165,000
           Charged to (deducted from) expense..........           (155,000)
           Write-offs, net of recoveries...............                  -
                                                               ------------
           Balance, end of year........................       $     10,000
                                                               ============

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Mineral Properties

In accordance with guidelines established by the American Institute of Certified Public Accountants, we conducted impairment testing on these assets. Factors evaluated included whether there was a significant decrease in the market prices of the assets. Impairment testing was necessary because of the Company's current period operating and cash flow losses, and its history of operating and cash flow losses. Impairment is defined in the accounting literature as the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

The mineral property and related equipment is carried on the balance sheet at December 31, 2007 in the amount of $1,070,368. In performing impairment testing, we based our assessment on the carrying amount of the assets as of the date of the impairment testing for recoverability. As part of our testing, we made certain assumptions about the use of the assets and assigned probability levels based on assumptions of activity levels involved in the use of the assets. The result of our testing was that there was no impairment in the carrying amount of the mineral property.

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

17. Restatement

The accompanying financial statements have been restated to more accurately reflect the Company's disclosure of its mining property asset in Note 10 above. The restatement did not affect any reported amounts on the Company's balance sheet, statement of operations or cash flow statement. No effect to retained earnings has occurred as a result of this restatement.

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

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment of the effectiveness of the small business issuer's internal control over financial reporting as of the year ended December 31, 2007. Management determined that at December 31, 2007, the Company had a material weakness because it did not have sufficient number of personnel with adequate knowledge, experience and training of U.S. GAAP commensurate with the Company's reporting requirements. This material weakness required the identification of adjustments during the financial statement close process that have been recorded in the Company's consolidated financial statements.

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


PART III

Item 9. Directors and Executive Officers of the Registrant

a)  Identification of Directors
                                                    FIRST ELECTED
    NAME                    AGE      POSITION       DIRECTOR
------------------------------------------------------------

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

b)  Identification of Executive Officers.

    NAME                    AGE      POSITION                   OFFICER SINCE
-----------------------------------------------------------------------------

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

Summary Compensation Table
--------------------------

                               Annual Compensation
Name and
Principal
Position     Year    Salary   Bonus(s)  Compensation   Awards(s)($)  SARs($)  Payout(s)($)   Compensation
---------------------------------------------------------------------------------------------------------

Michael J.
Luciano,     2007                       $120,000
CEO          2006                       $120,000

Robert D.(1)
Little,      2007                       $ 55,000
Secretary    2006                       $ 55,000

(1)  MPM  contracts  with Mr.  Little for its  shareholder  relations  services.
     Expenses related to this were $55,000 for both 2007 and 2006.

Option Grants In 2007 Fiscal Year Individual Grants Individual Grants
---------------------------------------------------------------------

                                                          Market
                         % of Total                       Price on
            Options    Options Granted    Exercise or     Date of     Expiration
Name        Granted     In Fiscal Year    Base Price      Grant          Date
----        -------    ---------------   -------------  -----------   ----------

Glen
Hjort        50,000        18%                $.30         $.30         4/4/17

Frank E
Hsu          50,000        18%                $.31         $.31        1/26/17

Frank E
Hsu          50,000        18%                $.30         $.30        10/4/17

Robert D
Little       50,000        18%                $.31         $.31        1/26/17

Robert D
Little       50,000        18%                $.30         $.30        10/4/17

Other
Employees    30,000        11%                $.30         $.30        10/9/17



Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2007
----------------------------------------------------------------
Option/SAR Values
-----------------

                                                 Number of
                                                 Securities       Value of
                                                 Underlying       Unexercised
                                                 Unexercised      In-The-Money
                                                 Options/SARs     Options/SARs
                    Shares                       At FY-End (#)    At FY-End
                    Acquired       Value         Exercisable/     Exercisable/
Name                On Exercise    Realized ($)  Unexercisable    Unexercisable
-------------------------------------------------------------------------------

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

     Date: March 13, 2009


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
Dated: March 13, 2009                       Dated: March 13, 2009


/s/ Frank E. Hsu                            /s/ Richard E. Appleby
----------------                            ----------------------
Frank E. Hsu                                Richard E. Appleby
Chief Operating Officer & Director          Vice President & Director
Dated: March 13, 2009                       Dated: March 13, 2009


/s/ Richard Kao                             /s/ L. Craig Cary Smith
---------------                             -----------------------
Richard Kao                                 L. Craig Cary Smith
Director                                    Director
Dated: March 13, 2009                       Dated: March 13, 2009