Form 10-Q/A
period 2008-03-31
MPM TECHNOLOGIES INC
filed 2009-03-16
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  Form 10-QSB/A

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

This amended Form 10-Q is being filed to change the officers' certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                  March 31, 2008        December 31, 2007
                                                                  --------------        -----------------
                                                                   (UNAUDITED)

Current assets:
     Cash and cash equivalents                                           $28,527                  $47,243
     Accounts receivable, net of allowance for doubtful accounts
       of $-0- and $10,000                                                10,064                   23,916
     Costs and estimated earnings in excess of billings                        -                        -
     Other current assets                                                 22,861                   24,118

                                                                  --------------        -----------------
                Total current assets                                     61,452                    95,277
                                                                  --------------        -----------------
     Property, plant and equipment, net                                    7,182                    7,905
     Mineral properties held for sale                                  1,070,368                1,070,368
     Other assets, net                                                    82,000                   82,000
                                                                  --------------        -----------------
                                                                      $1,221,002               $1,255,550
                                                                  ==============        =================


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $247,879                 $257,883
     Accrued expenses                                                    220,619                  299,369
     Billings in excess of costs and estimated earnings                        -                        -
     Notes payable                                                     5,247,821                5,180,203

     Related party debt                                                6,344,754                5,988,604
                                                                  --------------        -----------------
                Total current liabilities                             12,061,073               11,726,059
                                                                  --------------        -----------------

Commitments and contingencies                                                  -                        -

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding                             -                        -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,263,064 shares issued and outstanding                 6,263                    6,263
     Additional paid-in capital                                       12,268,631               12,268,631
     Accumulated deficit                                             (23,114,965)             (22,745,403)
                                                                  --------------        -----------------
                Total stockholders' equity (deficiency)              (10,920,071)             (10,470,509)
                                                                  --------------        -----------------
                                                                      $1,221,002               $1,255,550
                                                                  ==============        =================

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended
                                                        March 31,
                                                  2008             2007
                                             --------------   --------------

Revenues - Projects                                 $35,430         $411,527
Revenues - Parts and service                         71,964           84,751
                                             --------------   --------------
Total Revenues                                      107,394          496,278
                                             --------------   --------------
Cost of sales - Projects                             13,367          308,302
Cost of sales - Parts and service                    29,042           29,548
                                             --------------   --------------
Total cost of sales                                  42,409          337,850
                                             --------------   --------------
Gross margin                                         64,985          158,428
Selling, general and administrative expenses        254,128          263,806
                                             --------------   ---------------
Loss from operations                               (189,143)        (105,378)
                                             --------------   --------------

Other income (expense):
     Interest expense                              (180,419)        (175,601)
     Miscellaneous                                        -          206,191
     Settlement                                           -       (1,050,000)
                                             --------------   --------------
Net other income (expense)                         (180,419)      (1,019,410)
                                             --------------   --------------

     Net loss                                     ($369,562)     ($1,124,788)
                                             ==============   ==============

Income per share - basic and diluted:
     Net loss                                        ($0.06)          ($0.18)
                                             ==============   ==============

Weighted average shares of common stock
  outstanding -
     Basic and diluted                            6,263,064        6,263,064
                                             ==============   ==============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             2008            2007
                                                                        --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   ($369,562)     ($1,124,788)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                 723           17,633
     Accrued interest and expenses on long-term debt                            67,618           56,383
     Accrued interest and deferred expenses on related party debt              148,150          145,439
  Change in assets and liabilities:
        Accounts receivable                                                     13,852         (342,212)
        Costs and estimated earnings in excess of billings                           -           61,089
        Other assets                                                             1,257            9,719
        Accounts payable and accrued expenses                                  (88,754)        (125,729)
        Billings in excess of costs and estimated earnings                           -          (46,633)
                                                                        --------------   --------------
Cash used in operating activities                                             (226,716)      (1,349,099)
                                                                        --------------   --------------

Cash flows from financing activities:
     Proceeds from note payable                                                               1,050,000
     Proceeds from related party debt                                          208,000                -
                                                                        --------------   --------------
Net cash provided by financing activities                                      208,000        1,050,000
                                                                        --------------   --------------

Net increase (decrease) in cash and cash equivalents                           (18,716)        (299,099)
Cash and cash equivalents, beginning of period                                  47,243          443,223
                                                                        --------------   --------------
Cash and cash equivalents, end of period                                       $28,527         $144,124
                                                                        ==============   ==============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
        Interest                                                                   $ -              $ -
        Income taxes                                                               $ -              $ -

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Three Months Ended March 31, 2008
-----------------------------------------

                                                 Weighted-
                                    Net           Average        Per-Share
                                   Loss           Shares          Amount
                              --------------  --------------  --------------
Basic EPS
Income available to common
  stockholders                     $(369,562)      6,263,064          $(0.06)

Effect of Dilutive Securities
Common stock options                       -       2,165,675               -
                              --------------  --------------  --------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                      $(369,562)      8,428,739          $(0.06)
                              ==============  ==============  ==============

For the Three Months Ended March 31, 2007
-----------------------------------------

                                                 Weighted-
                                    Net           Average        Per-Share
                                   Loss           Shares          Amount
                              --------------  --------------  --------------
Basic EPS
Income available to common
  stockholders                  $ (1,124,788)      6,263,064          $(0.18)

Effect of Dilutive Securities
Common stock options                       -       1,885,675               -
                              --------------  --------------  --------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                   $ (1,124,788)      8,148,739          $(0.18)
                              ==============  ==============  ==============

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

Three months ended March 31, 2008 compared to three months ended March 31, 2007
-------------------------------------------------------------------------------

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


MPM Technologies, Inc.


        March 13, 2009                               /s/ Michael J. Luciano
--------------------------------                     ----------------------
           (date)                                    Michael J. Luciano
                                                     Chairman & CEO