Form 10-Q/A
period 2008-06-30
MPM TECHNOLOGIES INC
filed 2009-03-16
CIK 799268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-Q/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                  For the quarterly period ended June 30, 2008
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of registrant as specified in its Charter)


        Washington                                        81-0436060
--------------------------------                   --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

     199 Pomeroy Road.
      Parsippany, NJ                                         07054
--------------------------------                   ---------------------------
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


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). ___ Yes   _X_ No

As of August 15, 2008, the registrant had outstanding 6,263,064 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

This amended Form 10-Q is being filed to change the officers' certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002.


                                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                     MPM TECHNOLOGIES, INC.
                                                        AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS


                                               ASSETS

                                                                                 June 30, 2008               December 31, 2007
                                                                            -------------------------     -----------------------
                                                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                               $24,971                     $47,243
     Accounts receivable, net of allowance for doubtful accounts
       of $-0- and $10,000                                                                    14,662                      23,916
     Costs and estimated earnings in excess of billings                                            -                           -
     Customer deposits                                                                        67,500                           -
     Other current assets                                                                     24,717                      24,118
                                                                            -------------------------     -----------------------
                             Total current assets                                            131,850                      95,277
                                                                            -------------------------     -----------------------
     Property, plant and equipment, net                                                        6,460                       7,905
     Mineral properties held for sale                                                      1,070,368                   1,070,368
     Other assets, net                                                                        82,000                      82,000
                                                                            -------------------------     -----------------------
                                                                                          $1,290,678                  $1,255,550
                                                                            =========================     =======================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $299,048                    $257,883
     Accrued expenses                                                                        227,737                     299,369
     Billings in excess of costs and estimated earnings                                            -                           -
     Deferred revenue                                                                        102,960                           -

     Notes payable                                                                         5,316,323                   5,180,203
     Related party debt                                                                    6,625,936                   5,988,604
                                                                            -------------------------     -----------------------
                             Total current liabilities                                    12,572,004                  11,726,059
                                                                            -------------------------     -----------------------

Commitments and contingencies                                                                      -                           -

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding                                                 -                           -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,263,064 shares issued and outstanding                                     6,263                       6,263
     Additional paid-in capital                                                           12,268,631                  12,268,631
     Accumulated deficit                                                                (23,556,220)                (22,745,403)
                                                                            -------------------------     -----------------------
                             Total stockholders' equity (deficiency)                    (11,281,326)                (10,470,509)
                                                                            -------------------------     -----------------------
                                                                                          $1,290,678                  $1,255,550
                                                                            =========================     =======================


                                                   MPM TECHNOLOGIES, INC.
                                                      AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)

                                                               Six Months Ended                      Three Months Ended
                                                                   June 30,                               June 30,
                                                      ------------------------------------     -------------------------------
                                                            2008                2007               2008              2007
                                                      -----------------    ---------------     --------------    -------------
Revenues - Projects                                            $35,430           $993,652             $    -         $582,125
Revenues - Parts and service                                   192,086            270,623            120,122          185,872
                                                      -----------------    ---------------     --------------    -------------
Total Revenues                                                 227,516          1,264,275            120,122          767,997
                                                      -----------------    ---------------     --------------    -------------
Cost of sales - Projects                                        13,367            727,438                  -          461,458
Cost of sales - Parts and service                              100,019            188,519             70,977          116,649
                                                      -----------------    ---------------     --------------    -------------
                                                               113,386            915,957             70,977          578,107
                                                      -----------------    ---------------     --------------    -------------
Gross margin                                                   114,130            348,318             49,145          189,890
Selling, general and administrative expenses                   547,268            578,845            293,148          315,038
                                                      -----------------    ---------------     --------------    -------------
(Loss) income from operations                                (433,138)          (230,527)          (244,003)        (125,148)
                                                      -----------------    ---------------     --------------    -------------

Other income (expense):
      Interest expense                                       (377,679)          (351,755)          (197,261)        (176,154)
      Settlements                                                    -        (1,150,000)                  -        (100,000)
      Miscellaneous                                                  -            230,394                  -           24,202
                                                      -----------------    ---------------     --------------    -------------
Net other income (expense)                                   (377,679)        (1,271,361)          (197,261)        (251,952)
                                                      -----------------    ---------------     --------------    -------------
Net loss                                                    ($810,817)       ($1,501,888)         ($441,264)       ($377,100)
                                                      =================    ===============     ==============    =============

Income per share - basic and diluted:
     Net loss                                                  ($0.13)            ($0.24)            ($0.07)          ($0.06)
                                                      =================    ===============     ==============    =============

Weighted average shares of common stock
outstanding -
     basic and diluted                                       6,263,064          6,263,064          6,263,064        6,263,064
                                                      =================    ===============     ==============    =============



                                                  MPM TECHNOLOGIES, INC.
                                                     AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                     ---------------------------------------
                                                                                           2008                  2007
                                                                                     -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                              ($810,817)          ($1,501,888)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                                         1,445                35,266
          Accrued interest and expenses on notes payable                                      136,120               121,003
          Accrued interest and deferred expenses on related party debt                        338,832               291,690
          Change in assets and liabilities:
              Accounts receivable                                                               9,254             (237,666)
              Costs and estimated earnings in excess of billings                                    -                71,712
              Customer deposits                                                              (67,500)                     -
              Other assets                                                                      (599)              (25,198)
              Accounts payable and accrued expenses                                          (30,467)              (91,515)
              Deferred revenue                                                                102,960
              Billings in excess of costs and estimated earnings                                    -             (136,061)
                                                                                     -----------------      ----------------
Cash used in operating activities                                                           (320,772)           (1,472,657)
                                                                                     -----------------      ----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                      -                      -
                                                                                     -----------------      ----------------
Net cash used in investing activities                                                        -                      -
                                                                                     -----------------      ----------------

Cash flows from financing activities:
     Proceeds from related party debt                                                         298,500               -
     Proceeds from debt financing                                                                   -             1,050,000
                                                                                     -----------------      ----------------
Net cash provided by financing activities                                                     298,500             1,050,000
                                                                                     -----------------      ----------------
Net increase (decrease) in cash and cash equivalents                                         (22,272)             (422,657)
Cash and cash equivalents, beginning of period                                                 47,243               443,223
                                                                                     -----------------      ----------------
Cash and cash equivalents, end of period                                                      $24,971               $20,566
                                                                                     =================      ================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                                         $-                  $513
                                                                                     -----------------      ----------------
                  Income taxes                                                                     $-                    $-
                                                                                     -----------------      ----------------

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Six Months Ended June 30, 2008
--------------------------------------
                                                  Weighted-
                                    Net            Average         Per-Share
                                    Loss           Shares           Amount
                              ---------------  ---------------   ---------------
Basic EPS
Income available to common
  stockholders                    $(810,817)       6,263,064      $   (0.13)

Effect of Dilutive Securities
Common stock options                 -             2,165,675             -
                              ---------------  ---------------   ---------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                     $(810,817)       8,428,739      $   (0.13)
                              ===============  ===============   ===============

For the Three Months Ended June 30, 2008
----------------------------------------
                                                  Weighted-
                                    Net            Average         Per-Share
                                    Loss           Shares           Amount
                              ---------------  ---------------   ---------------
Basic EPS
Income available to common
  stockholders                    $(441,264)       6,263,064      $   (0.07)

Effect of Dilutive Securities
Common stock options                 -             2,165,675             -
                              ---------------  ---------------   ---------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                     $(442,264)       8,428,739      $   (0.07)
                              ===============  ===============   ===============


For the Six Months Ended June 30, 2007
--------------------------------------
                                                  Weighted-
                                    Net            Average         Per-Share
                                    Loss           Shares           Amount
                              ---------------  ---------------   ---------------
Basic EPS
Income available to common
  stockholders                  $(1,501,888)       6,263,064      $   (0.24)

Effect of Dilutive Securities
Common stock options                 -             1,885,675             -
                              ---------------  ---------------   ---------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                   $(1,501,888)       8,148,739      $   (0.24)
                              ===============  ===============   ===============


For the Three Months Ended June 30, 2007
--------------------------------------
                                                  Weighted-
                                    Net            Average         Per-Share
                                    Loss           Shares           Amount
                              ---------------  ---------------   ---------------
Basic EPS
Income available to common
  stockholders                   $ (377,100)       6,263,064      $   (0.06)

Effect of Dilutive Securities
Common stock options                 -             1,885,675             -
                              ---------------  ---------------   ---------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                    $ (377,100)       8,148,739      $   (0.06)
                              ===============  ===============   ===============

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


                                                    MPM Technologies, Inc.




       March 13, 2009                               /s/ Michael J. Luciano
    --------------------                         ------------------------------
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


 /s/ Michael J. Luciano                           /s/ Glen Hjort
--------------------------                       -----------------
Michael J. Luciano                                Glen Hjort
Chairman and Chief Executive Officer              Chief Financial Officer
 March 13, 2009                                    March 13, 2009

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Luciano, CHIEF EXECUTIVE OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.   I  have   reviewed   this  Form  10-Q  of  MPM   Technologies,   Inc.  (the
     "Registrant");

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) for the Registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date:  March 13, 2009                         /s/ Michael J. Luciano
---------------------                         -------------------------
                                              Chief Executive Officer
                                              -----------------------

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Glen Hjort, CHIEF FINANCIAL OFFICER of MPM TECHNOLOGIES, INC. certify that:

1.   I  have   reviewed   this  Form  10-Q  of  MPM   Technologies,   Inc.  (the
     "Registrant");

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) for the Registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date:  March 13, 2009                       /s/ Glen Hjort
---------------------                       ---------------------
                                            Chief Financial Officer
                                            -----------------------