Form 10-Q/A
period 2008-09-30
MPM TECHNOLOGIES INC
filed 2009-03-16
CIK 799268

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                               ASSETS

                                                                               September 30, 2008            December 31, 2007
                                                                            -------------------------     -----------------------
                                                                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                                $2,536                     $47,243
     Accounts receivable, net of allowance for doubtful accounts
       of $-0- and $10,000                                                                    30,621                      23,916
     Costs and estimated earnings in excess of billings                                            -                           -
     Other current assets                                                                     17,423                      24,118
                                                                            -------------------------     -----------------------
                             Total current assets                                             50,580                      95,277
                                                                            -------------------------     -----------------------
     Property, plant and equipment, net                                                        5,736                       7,905
     Mineral properties held for sale                                                      1,070,368                   1,070,368
     Other assets, net                                                                        82,000                      82,000
                                                                            -------------------------     -----------------------
                                                                                          $1,208,684                  $1,255,550
                                                                            =========================     =======================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $289,552                    $257,883
     Accrued expenses                                                                        251,139                     299,369
     Billings in excess of costs and estimated earnings                                            -                           -

     Notes payable                                                                         5,386,481                   5,180,203
     Related party debt                                                                    6,951,227                   5,988,604
                                                                            -------------------------     -----------------------
                             Total current liabilities                                    12,878,399                  11,726,059
                                                                            -------------------------     -----------------------

Commitments and contingencies                                                                      -                           -

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding                                                 -                           -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,263,064 shares issued and outstanding                                     6,308                       6,263
     Additional paid-in capital                                                           12,279,698                  12,268,631
     Accumulated deficit                                                                 (23,955,721)                (22,745,403)
                                                                            -------------------------     -----------------------
                             Total stockholders' equity (deficiency)                     (11,669,715)                (10,470,509)
                                                                            -------------------------     -----------------------
                                                                                          $1,208,684                  $1,255,550
                                                                            =========================     =======================


                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Nine Months Ended                     Three Months Ended
                                                                 September 30,                         September 30,
                                                      ------------------------------------     -------------------------------
                                                            2008                2007               2008              2007
                                                      -----------------    ---------------     --------------    -------------

Revenues - Projects                                            $35,430         $1,165,904             $    -         $236,601
Revenues - Parts and service                                   438,437            589,576            246,351          254,604
                                                      -----------------    ---------------     --------------    -------------
Total Revenues                                                 473,867          1,755,480            246,351          491,205
                                                      -----------------    ---------------     --------------    -------------
Cost of sales - Projects                                        13,367          1,012,206                  -          284,768
Cost of sales - Parts and service                              206,827            368,456            106,808          179,937
                                                      -----------------    ---------------     --------------    -------------
                                                               220,194          1,380,662            106,808          464,705
                                                      -----------------    ---------------     --------------    -------------
Gross margin                                                   253,673            374,818            139,543           26,500
Selling, general and administrative expenses                   879,075            834,674            331,807          255,829
                                                      -----------------    ---------------     --------------    -------------
(Loss) income from operations                                 (625,402)          (459,856)          (192,264)        (229,329)
                                                      -----------------    ---------------     --------------    -------------

Other income (expense):
      Interest expense                                        (584,916)          (533,197)          (207,237)        (181,433)
      Settlements                                                    -         (1,150,000)                 -                -
      Miscellaneous                                                  -            226,228                  -           (4,175)
                                                      -----------------    ---------------     --------------    -------------
Net other income (expense)                                    (584,916)        (1,456,969)          (207,237)        (185,608)
                                                      -----------------    ---------------     --------------    -------------
Net loss                                                   ($1,210,318)       ($1,916,825)         ($399,501)       ($414,937)
                                                      =================    ===============     ==============    =============

Income per share - basic and diluted:
     Net loss                                                   ($0.19)            ($0.31)            ($0.06)          ($0.07)
                                                      =================    ===============     ==============    =============

Weighted average shares of common stock
outstanding -
     basic and diluted                                       6,266,795          6,263,064          6,274,176        6,263,064
                                                      =================    ===============     ==============    =============




                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                 September 30,
                                                                                     ---------------------------------------
                                                                                           2008                  2007
                                                                                     -----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             ($1,210,318)          ($1,916.825)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                                         2,169                52,864
          Accrued interest and expenses on notes payable                                      206,278               187,188
          Accrued interest and deferred expenses on related party debt                        804,623               441,727
          Change in assets and liabilities:
              Accounts receivable                                                              (6,705)              (47,148)
              Costs and estimated earnings in excess of billings                                    -                24,315
              Other assets                                                                      6,695               (68,166)
              Accounts payable and accrued expenses                                           (16,561)              (67,297)
              Billings in excess of costs and estimated earnings                                    -              (103,548)
                                                                                     -----------------      ----------------
Cash used in operating activities                                                            (213,819)           (1,496,890)
                                                                                     -----------------      ----------------

Cash flows from investing activities:

     Purchase of property and equipment                                                             -                     -
                                                                                     -----------------      ----------------

Net cash used in investing activities                                                                -                    -
                                                                                     -----------------      ----------------

Cash flows from financing activities:

     Proceeds from related party debt                                                         158,000                22,000
     Stock issued for exercised options                                                        11,112

     Proceeds from debt financing                                                                   -             1,050,000
                                                                                     -----------------      ----------------
Net cash provided by financing activities                                                     169,112             1,072,000
                                                                                     -----------------      ----------------
Net increase (decrease) in cash and cash equivalents                                          (44,707)             (424,890)
Cash and cash equivalents, beginning of period                                                 47,243               443,223
                                                                                     -----------------      ----------------
Cash and cash equivalents, end of period                                                       $2,536               $18,133
                                                                                     =================      ================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                                         $-                  $878
                                                                                     -----------------      ----------------
                  Income taxes                                                                     $-                    $-
                                                                                     -----------------      ----------------


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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements for the year ended December 31, 2007, the Company has not been able to generate any significant revenues and has a working capital deficiency of $12,827,819 at September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements for the year ended December 31, 2007. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Nine Months Ended September 30, 2008
--------------------------------------------

                                                                        Weighted-
                                                       Net               Average                           Per-Share
                                                      Loss                Shares                            Amount
                                                      ----                ------                            ------
Basic EPS
Income available to common
  stockholders                                   $(1,210,318)            6,266,795                     $     (0.19)

Effect of Dilutive Securities
Common stock options                                       -             2,158,213                                -
                                      -----------------------           ----------                  ---------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                    $(1,210,318)            8,425,008                     $     (0.19)
                                                 ============           ==========                      ===========

For the Three Months Ended September 30, 2008
---------------------------------------------
                                                                         Weighted-
                                                     Net                  Average                          Per-Share
                                                    Loss                   Shares                            Amount
                                                    ----                   ------                           ------
Basic EPS
Income available to common
  stockholders                                    $ (399,501)            6,274,176                         $ (0.06)
Effect of Dilutive Securities
Common stock options                                       -             2,143,452                               -
                                             ----------------         ------------                    ------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                    $  (399,501)            8,417,628                        $  (0.06)
                                                 ===========            ==========                   =============


For the Nine Months Ended September 30, 2007
--------------------------------------------
                                                                         Weighted-
                                                      Net                 Average                          Per-Share
                                                     Loss                  Shares                            Amount
                                                     ----                  ------                            ------
Basic EPS
Income available to common
  stockholders                                   $(1,916,825)            6,263,064
$(0.31)

Effect of Dilutive Securities
Common stock options                                       -             1,885,675                               -
                                            ----------------             ---------              ------------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                    $(1,916,825)            8,148,739                        $  (0.31)
                                                ============            ==========                ================


For the Three Months Ended September 30, 2007
---------------------------------------------
                                                                         Weighted-
                                                      Net                 Average                          Per-Share
                                                     Loss                 Shares                             Amount
                                                     ----                 ------                             ------
Basic EPS
Income available to common
  stockholders                                    $ (414,937)            6,263,064                      $    (0.07)

Effect of Dilutive Securities
Common stock options                                       -             1,885,675                               -
                                            ----------------          ------------                    ------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                                     $ (414,937)            8,148,739                        $  (0.07)
                                                 ===========            ==========                     ===========


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


5.   Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At September 30, 2008, amounts owed these related parties totaled $6,625,936, due on demand. For the nine and three months ended Septe,ber 30, 2008, the Company recorded $483,500 and $158,000 in advances, respectively, and $479,123 and $167,291, respectively, in interest and deferred expenses and reimbursements.


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

MPM's consolidated net loss from operations for the nine months ended September 30, 2008 was $1,210,318 or $0.19 per share compared to a net loss of $1,916,825, or $0.31 per share for the nine months ended September 30, 2007.

Nine and three months ended September 30, 2008 compared to nine and three months
--------------------------------------------------------------------------------
ended September 30, 2007
------------------------
For the nine months ended September 30, 2008, MPM had a net loss of $1,210,318, or $0.19 per share compared to net loss of $1,916,825, or $0.31 per share for the nine months ended September 30, 2007. Revenues decreased 73% to $473,867 for the nine months ended September 30, 2008 compared to $1,755,480 for the nine months ended September 30, 2007. The revenue decrease was due to the lack of project work, and backlog for projects in 2008. Costs of sales decreased 84% to $220,194 for the nine months ended September 30, 2008 compared to $1,380,662 for the nine months ended September 30, 2007. This was again due to the decreases in project revenues. Operating expenses increased 5% to $879,075 for the nine months ended September 30, 2008 compared to $834,674 for the nine months ended September 30, 2007.

For the three months ended September 30, 2008, MPM had a net loss $399,501, or $0.06 per share compared to a net loss of $414,937, or $0.07 per share for the three months ended September 30, 2007. Revenues decreased 50% to $246,351 for the three months ended September 30, 2008 compared to $491,205 for the three months ended September 30, 2007. This was due to the lack of project work in 2008. Costs of sales decreased 77% to $106,808 for the three months ended September 30, 2008 compared to $464,705 for the three months ended September 30, 2007. This was due to the lack of project work. Operating expenses increased 30% to $331,807 for the three months ended September 30, 2008 compared to $255,829 for the three months ended September 30, 2007.

Financial Condition and Liquidity
---------------------------------

For the nine months ended September 30, 2008, the Company relied principally on cash from loans from related parties to fund its activities. Working capital deficit at September 30, 2008 was $12,827,819 compared to $11,630,782 at December 31, 2007. The Company is working to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.

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