Form 10-K/A
period 2007-12-31
MPM TECHNOLOGIES INC
filed 2009-03-18
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  Form 10-K/A2

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

Transitional Small Business Disclosure Format Yes __   No X

This Form 10-K/A2 (Amendment #2) is being amended to remove management's assessment of internal control in Part I, and to add a conclusion regarding internal controls in Item 8.

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


                                            High Bid          Low Bid
                                            --------          -------
2007
First Quarter                                $1.00            $  .50
Second Quarter                                1.15               .50
Third Quarter                                 1.10               .50
Fourth Quarter                                 .95               .27

2006
First Quarter                                $ .40            $  .10
Second Quarter                                1.05               .15
Third Quarter                                  .85               .25
Fourth Quarter                                 .69               .25

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

Following is a summary from MPM's consolidated statements of cash flows:


                                                                       Year ended
                                                                       December 31,

                                                                2007               2006
                                                                ----               ----

     Net cash provided by (used in) operating activities        $(1,660,781)     $148,029

     Net cash used in investing activities                      $(32,000)        $(13,201)

     Net cash provided by financing activities                  $1,296,801       $303,600

     Net increase (decrease) in cash and cash equivalents       $( 395,980)      $438,428


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

OFF-BALANCE SHEET ARRANGEMENTS

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

                              FINANCIAL STATEMENTS
                              --------------------

                           DECEMBER 31, 2007 AND 2006

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm.........................................F-2

Consolidated Balance Sheet as of December 31, 2007..............................................F-3

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006....................................................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31,
    2007 and 2006...............................................................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006....................................................................................F-6

Notes to Consolidated Financial Statements...................................................F-7 to F-16


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

Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
April 14, 2008 (except for Footnote 17 as to which date is March 13, 2009)


                               MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEET

                                           DECEMBER 31, 2007

                                                ASSETS
Current assets:
     Cash and cash equivalents (Note 2) .....................................................   $    47,243
     Accounts receivable, less allowance for doubtful accounts of $10,000 (Notes 2, 9 and 12)        23,916
     Other current assets ...................................................................        24,118
                                                                                                 ----------
              Total current assets ..........................................................        95,277
                                                                                                 ----------

Property, plant and equipment (Notes 2 and 3) ...............................................         7,905
Mineral property (Note 10) ..................................................................     1,070,368
Other assets, net ...........................................................................        82,000
                                                                                                 ----------
              Total assets ..................................................................    $1,255,550
                                                                                                 ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable (Notes 2 and 11).......................................................    $   257,883
     Accrued expenses (Note 2)...............................................................        299,369
     Note payable (Note 4)..................................................................       5,180,203
     Related party debt (Notes 5 and 12).....................................................      5,988,604
                                                                                                 -----------
              Total current liabilities......................................................     11,726,059
                                                                                                 -----------

Commitments and contingencies (Note 6)                                                                    --

Stockholders' equity (Notes 2 and 8):
     Preferred  stock,  no par value;  10,000,000  shares  authorized;  0 shares issued and
        outstanding                                                                                       --
     Common stock, $0.001 par value; 100,000,000 shares authorized; 6,263,064 shares issued
        and outstanding .......................................................................        6,263
     Additional paid-in capital................................................................   12,268,631
     Accumulated deficit.......................................................................  (22,745,403)
                                                                                                 -----------
              Total stockholders' equity.......................................................  (10,470,509)
                                                                                                 -----------
                                                                                                 $ 1,255,550
                                                                                                 ===========


  See  accompanying  summary of accounting  policies and notes to the consolidated financial statements.



                       MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                                  --------------------------
                                                                     2007           2006
                                                                  -----------    -----------

Revenues - Projects (Note 2) ..................................   $ 1,901,070    $ 1,186,953
Revenues - Parts and service (Note 2) .........................       814,135        542,304
                                                                  -----------    -----------
Total Revenues ................................................     2,715,205      1,729,257
                                                                  -----------    -----------

Cost of sales - Projects ......................................     1,498,675        795,062
Cost of sales - Parts and service .............................       387,492        260,706
                                                                  -----------    -----------
Total cost of sales ...........................................     1,886,167      1,055,768
                                                                  -----------    -----------
Gross margin ..................................................       829,038        673,489
Selling, general and administrative expenses ..................     1,633,379      1,495,431
                                                                  -----------    -----------

Loss from operations ..........................................      (804,341)      (821,942)
                                                                  -----------    -----------

Other income (expense):
   Loss on settlement (Note 15 ) ..............................      (867,992)        (5,861)
   Interest expense (Note 4) ..................................      (653,569)      (798,068)
   Other income (expense), net ................................        24,220        (25,933)
                                                                  -----------    -----------
Net other expense .............................................    (1,497,341)      (829,862)
                                                                  -----------    -----------
Net (loss) ....................................................   $(2,301,682)   $(1,651,804)
                                                                  ===========    ===========


Loss per share - basic and diluted ............................   $     (0.37)   $     (0.49)
                                                                  ===========    ===========

Weighted average shares of common stock outstanding - basic and
diluted .......................................................     6,263,064      3,318,078
                                                                  ===========    ===========


     See accompanying summary of accounting policies and notes to the consolidated financial statements.



                                 MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock           Additional                       Total
                                    ---------------------------     Paid-In      Accumulated     Stockholders'
                                       Shares         Amount        Capital        Deficit          Equity
                                                                                                   (Deficit)
                                    ------------   ------------   ------------   ------------    ------------

Balance, January 1, 2006 ........      3,183,064   $      3,183   $ 11,313,019   $(18,791,917)   $ (7,475,715)
Stock issued on debt conversion..      3,080,000          3,080        920,920             --         924,000
Net loss ........................             --             --             --     (1,651,804)     (1,651,804)
                                    ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2006 ......      6,263,064          6,263     12,233,939    (20,443,721)     (8,203,519)
Stock based compensation ........             --             --         34,692             --          34,692
Net loss ........................             --             --             --     (2,301,682)     (2,301,682)
                                    ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2007 ......      6,263,064   $      6,263   $ 12,268,631   $(22,745,403)   $(10,470,509)
                                    ============   ============   ============   ============    ============




    See  accompanying  summary of accounting  policies and notes to the consolidated financial statements.



                                MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                                   ------------------------------
                                                                                       2007              2006
                                                                                   -------------    -------------

Cash flows from operating activities:
   Net loss ....................................................................   $  (2,301,682)   $  (1,651,804)
   Adjustments  to  reconcile  net  (loss)  to net cash  provided  by (used  in)
    operating activities:
     Depreciation and amortization .............................................          90,139           90,118
     Stock based compensation ..................................................          34,692               --
     Interest recognized upon beneficial conversion ............................              --          154,000
     Accrued interest and expenses on note payable .............................         197,865          583,496
     Accrued interest and deferred expenses on related party debt ..............         597,503          603,895
     Changes in assets and liabilities:
         Accounts receivable ...................................................             377           74,155
         Costs and estimated earnings in excess of billings ....................          74,215          (58,314)
         Other current assets ..................................................             136            3,265
         Accounts payable and accrued expenses .................................          98,408          (80,652)
         Billings in excess of costs and estimated earnings ....................        (452,434)         429,870
                                                                                   -------------    -------------
Net cash provided by (used in) operating activities ............................      (1,660,781)         148,029
                                                                                   -------------    -------------

Cash flows from investing activities:
     Purchase of property, plant and equipment .................................              --          (13,201)
     Cash paid for patent ......................................................         (32,000               --
                                                                                   -------------    -------------
Net cash used in investing activities ..........................................         (32,000          (13,201)
                                                                                   -------------    -------------

Cash flows from financing activities:
   Borrowings from related parties .............................................         145,000          333,600
   Borrowings on note payable ..................................................       1,151,801          (30,000)
                                                                                   -------------    -------------
Net cash provided by financing activities ......................................       1,296,801          303,600
                                                                                   -------------    -------------

Net increase (decrease) in cash and cash equivalents ...........................        (395,980)         438,428
Cash and cash equivalents, beginning of year ...................................         443,223            4,795
                                                                                   -------------    -------------
Cash and cash equivalents, end of year .........................................   $      47,243    $     443,223
                                                                                   =============    =============

Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
    Interest ...................................................................   $       1,089    $       7,825

On December 15, 2006, the Company converted $770,000 of related party notes payable into 3,080,000 shares of its common stock.


     See  accompanying  summary of accounting  policies and notes to the consolidated financial statements.


                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       F-7


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

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2007:

                Equipment ..........................   $271,437
                Furniture and fixtures .............     31,008
                Leasehold improvements .............      8,321
                                                       --------
                                                        310,766
                Less accumulated depreciation ......    302,861
                                                       --------
                                                       $  7,905
                                                       ========

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

7.  Income Taxes

As of December 31, 2007 the significant components of the Company's net deferred tax asset is as follows:


        Net operating loss carryforward ................   $5,000,000
        Differences between book and tax depreciation ..       20,000
        Goodwill and purchase asset adjustments ........       10,000
        Writedown of mineral properties ................      136,000
        Other ..........................................       40,000
                                                           ----------

                                                            5,206,000
        Less: valuation allowance ......................    5,206,000
                                                           ----------

                                                           $       --
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

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                          Weighted
                                                           Average
                                                           Option
                                               Options      Price
                                              ---------   ---------


         Outstanding at January 1, 2006 ...   1,949,508   $    1.83
         Granted ..........................          --          --
         Exercised ........................          --          --
         Expired ..........................      63,833        1.80
                                              ---------   ---------

         Outstanding at January 1, 2007 ...   1,885,675   $    0.90

         Granted ..........................     280,000   $    0.30
         Exercised ........................          --          --
         Expired ..........................          --          --
                                              ---------   ---------

         Outstanding at December 31, 2007     2,165,675   $    0.82
                                              =========   =========

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

The following table summarizes information about stock options outstanding at December 31, 2007:

                                                                Options
                        Number            Weighted          Outstanding and
     Range of        Outstanding          Average        Exercisable Weighted
     Exercise      and Exercisable       Exercise         Average Remaining
      Prices         at 12/31/07           Price       Contractual Life (Years)
   --------------  ----------------      -----------   ------------------------

 $          0.10             65,000    $        0.10             8.8
 $          0.22            365,750    $        0.22             6.7
 $          0.25             49,389    $        0.25             1.7
 $          0.30            180,000    $        0.30             9.6
 $          0.31            100,000    $        0.31             9.1
 $          0.36             40,446    $        0.36             5.8
 $          0.50            381,000    $        0.50             2.3
 $          0.60             50,000    $        0.60             5.7
 $          0.75            450,000    $        0.75             4.7
 $         0.875             21,756    $       0.875             1.6
 $          1.00             91,667    $        1.00             2.4
 $          2.00            301,000    $        2.00             2.3
 $          3.00             31,667    $        3.00             2.4
                   ----------------                    ------------------------

$$  0.10 - $3.00          2,165,675    $        0.82             5.9
                   ================                    ========================

9.  Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31, 2007:


    Balance, beginning of year.....................       $   165,000
    Charged to (deducted from) expense.............          (155,000)
    Write-offs, net of recoveries..................                 -
                                                          ------------
    Balance, end of year...........................       $    10,000
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

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment of the effectiveness of the small business issuer's internal control over financial reporting as of the year ended December 31, 2007. Management determined that at December 31, 2007, the Company had a material weakness because it did not have sufficient number of personnel with adequate knowledge, experience and training of U.S. GAAP commensurate with the Company's reporting requirements. This material weakness required the identification of adjustments during the financial statement close process that have been recorded in the Company's consolidated financial statements. Because of this material weakness, management has concluded that internal controls over financial reporting are not effective at December 31, 2007.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Compensation Table
--------------------------

                                        Annual Compensation
Name and
Principal
Position  Year Salary  Bonus(s)  Compensation  Awards(s)($)SARs($)Payout(s)  ($)
--------------------------------------------------------------------------------
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

c)  Other Information

     None

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Exhibits and Financial Statements have been previously reported or are being shown as an exhibit in this Form 10-K/A2

    Exhibit No.   Description of Document
    -----------   -----------------------

      31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

         By: /s/ Michael J. Luciano
             ----------------------
         Title:  Chairman and Chief Executive Officer
                 ------------------------------------
         Date: March 17, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Michael J. Luciano                       /s/ Glen Hjort
-----------------------                      -------------------
Michael J. Luciano                           Glen Hjort
Chairman & Chief Executive Officer           Chief Financial Officer & Director
Dated:  March 17, 2009                       Dated:  March 17, 2009


/s/ Frank E. Hsu                             /s/ Richard E. Appleby
------------------                           --------------------------
Frank E. Hsu                                 Richard E. Appleby
Chief Operating Officer & Director           Vice President & Director
Dated: March 17, 2009                        Dated: March 17, 2009

/s/ Richard Kao                              /s/ L. Craig Cary Smith
-------------------                          ---------------------------
Richard Kao                                  L. Craig Cary Smith
Director                                     Director
Dated: March 17, 2009                        Dated: March 17, 2009