Form 10-Q/A
period 2008-03-31
MPM TECHNOLOGIES INC
filed 2009-03-18
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 Form 10-Q/A2

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

This amended Form 10-Q/A2 (Amendment #2) is being filed to change the officers' certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                MPM TECHNOLOGIES, INC.
                                                   AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                            March 31, 2008          December 31, 2007
                                                                            --------------          -----------------
                                                                             (UNAUDITED)

Current assets:
     Cash and cash equivalents                                                       $28,527                    $47,243
     Accounts receivable, net of allowance for doubtful accounts
       of $-0- and $10,000                                                            10,064                     23,916
     Costs and estimated earnings in excess of billings                                    -                          -
     Other current assets                                                             22,861                     24,118

                                                                          -------------------     ----------------------
                             Total current assets                                     61,452                     95,277
                                                                          -------------------     ----------------------
     Property, plant and equipment, net                                                7,182                      7,905
     Mineral properties held for sale                                              1,070,368                  1,070,368
     Other assets, net                                                                82,000                     82,000
                                                                          -------------------     ----------------------
                                                                                  $1,221,002                 $1,255,550
                                                                          ===================     ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $247,879                   $257,883
     Accrued expenses                                                                220,619                    299,369
     Billings in excess of costs and estimated earnings                                    -                          -
     Notes payable                                                                 5,247,821                  5,180,203
     Related party debt                                                            6,344,754                  5,988,604
                                                                          -------------------     ----------------------
                             Total current liabilities                            12,061,073                 11,726,059
                                                                          -------------------     ----------------------

Commitments and contingencies                                                              -                          -

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding                                         -                          -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,263,064 shares issued and outstanding                             6,263                      6,263
     Additional paid-in capital                                                   12,268,631                 12,268,631
     Accumulated deficit                                                         (23,114,965)               (22,745,403)
                                                                          -------------------     ----------------------
                              Total stockholders' equity
                               (deficiency)                                      (10,920,071)               (10,470,509)
                                                                          -------------------     ----------------------
                                                                                  $1,221,002                 $1,255,550
                                                                          ===================     ======================

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                             2008              2007
                                                                   --------------   ---------------

Revenues - Projects                                                      $35,430          $411,527
Revenues - Parts and service                                              71,964            84,751
                                                                   --------------   ---------------
Total Revenues                                                           107,394           496,278
                                                                   --------------   ---------------
Cost of sales - Projects                                                  13,367           308,302
Cost of sales - Parts and service                                         29,042            29,548
                                                                   --------------   ---------------
Total cost of sales                                                       42,409           337,850
                                                                   --------------   ---------------
Gross margin                                                              64,985           158,428
Selling, general and administrative expenses                             254,128           263,806
                                                                   --------------   ---------------
Loss from operations                                                    (189,143)         (105,378)
                                                                   --------------   ---------------

Other income (expense):
      Interest expense                                                  (180,419)         (175,601)
      Miscellaneous                                                            -           206,191
      Settlement                                                               -        (1,050,000)
                                                                   --------------   ---------------
Net other income (expense)                                              (180,419)       (1,019,410)
                                                                   --------------   ---------------

     Net loss                                                          ($369,562)      ($1,124,788)
                                                                   ==============   ===============

Income per share - basic and diluted:
     Net loss                                                             ($0.06)           ($0.18)
                                                                   ==============   ===============

Weighted average shares of common stock outstanding -
     Basic and diluted                                                 6,263,064         6,263,064
                                                                   ==============   ===============

                                  MPM TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 2008                2007
                                                                                 ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                        ($369,562)       ($1,124,788)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                                        723             17,633
   Accrued interest and expenses on long-term debt                                   67,618             56,383
   Accrued interest and deferred expenses on related party debt                     148,150            145,439
  Change in assets and liabilities:
              Accounts receivable                                                    13,852           (342,212)
              Costs and estimated earnings in excess of billings                          -             61,089
              Other assets                                                            1,257              9,719
              Accounts payable and accrued expenses                                 (88,754)          (125,729)
              Billings in excess of costs and estimated earnings                          -            (46,633)
                                                                           -----------------    ---------------
Cash used in operating activities                                                  (226,716)        (1,349,099)
                                                                           -----------------    ---------------

Cash flows from financing activities:
     Proceeds from note payable                                                                      1,050,000
     Proceeds from related party debt                                               208,000                  -
                                                                           -----------------    ---------------
Net cash provided by financing activities                                           208,000          1,050,000
                                                                           -----------------    ---------------

Net increase (decrease) in cash and cash equivalents                                (18,716)          (299,099)
Cash and cash equivalents, beginning of period                                       47,243            443,223
                                                                           -----------------    ---------------
Cash and cash equivalents, end of period                                            $28,527           $144,124
                                                                           =================    ===============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                              $ -                $ -
                  Income taxes                                                          $ -                $ -

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Three Months Ended March 31, 2008
-----------------------------------------

                            Net Loss    Weighted-Average Shares      Per-Share Amount
                          ------------- ------------------------- ------------------------

Basic EPS
Income available to
 common stockholders         $(369,562)                 6,263,064                 $ (0.06)

Effect of Dilutive
 Securities
Common stock options                 -                  2,165,675                       -
                             ----------                 ---------              ----------

Diluted EPS
Income available to
 common stockholders -
 assumed conversions         $(369,562)                 8,428,739                 $ (0.06)
                             ==========                 =========                 ========

For the Three Months Ended March 31, 2007
-----------------------------------------

                                  Net Loss          Weighted-Average Shares     Per-Share Amount
                         -------------------------- ------------------------ -----------------------

Basic EPS
Income available to
 common stockholders                   $(1,124,788)                6,263,064                $ (0.18)

Effect of Dilutive
 Securities
Common stock options                             -                 1,885,675                      -
                                        ----------                 ---------              ----------

Diluted EPS
Income available to
 common stockholders -
 assumed conversions                   $(1,124,788)                8,148,739                $ (0.18)
                                       ============                =========                ========

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

Financial Condition and Liquidity
---------------------------------

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


                                                         MPM Technologies, Inc.


           March 17, 2009                                /s/ Michael J. Luciano
  --------------------------------                       -----------------------
             (date)                                      Michael J. Luciano
                                                         Chairman & CEO