Form 10-Q/A
period 2008-06-30
MPM TECHNOLOGIES INC
filed 2009-03-18
CIK 799268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

This amended Form 10-Q/A2 (Amendment #2) is being filed to change the officers' certifications pursuant to section 302 for the Sarbanes-Oxley Act of 2002.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                                         June 30, 2008     December 31, 2007
                                                                          ------------       ------------
                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                            $     24,971       $     47,243
     Accounts receivable, net of allowance for doubtful accounts
       of $-0- and $10,000                                                      14,662             23,916
     Costs and estimated earnings in excess of billings                             --                 --
     Customer deposits                                                          67,500                 --
     Other current assets                                                       24,717             24,118
                                                                          ------------       ------------
                             Total current assets                              131,850             95,277
                                                                          ------------       ------------
     Property, plant and equipment, net                                          6,460              7,905
     Mineral properties held for sale                                        1,070,368          1,070,368
     Other assets, net                                                          82,000             82,000
                                                                          ------------       ------------
                                                                          $  1,290,678       $  1,255,550
                                                                          ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $    299,048       $    257,883
     Accrued expenses                                                          227,737            299,369
     Billings in excess of costs and estimated earnings                             --                 --
     Deferred revenue                                                          102,960                 --

     Notes payable                                                           5,316,323          5,180,203
     Related party debt                                                      6,625,936          5,988,604
                                                                          ------------       ------------
                             Total current liabilities                      12,572,004         11,726,059
                                                                          ------------       ------------

Commitments and contingencies                                                       --                 --

Stockholders' equity (deficiency):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding                                  --                 --
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,263,064 shares issued and outstanding                       6,263              6,263
     Additional paid-in capital                                             12,268,631         12,268,631
     Accumulated deficit                                                   (23,556,220)       (22,745,403)
                                                                          ------------       ------------
                             Total stockholders' equity (deficiency)       (11,281,326)       (10,470,509)
                                                                          ------------       ------------
                                                                          $  1,290,678       $  1,255,550
                                                                          ============       ============

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Six Months Ended                    Three Months Ended
                                                                     June 30,                            June 30,
                                                           -----------------------------       -----------------------------
                                                              2008              2007              2008              2007
                                                           -----------       -----------       -----------       -----------
Revenues - Projects                                        $    35,430       $   993,652       $        --       $   582,125
Revenues - Parts and service                                   192,086           270,623           120,122           185,872
                                                           -----------       -----------       -----------       -----------
Total Revenues                                                 227,516         1,264,275           120,122           767,997
                                                           -----------       -----------       -----------       -----------
Cost of sales - Projects                                        13,367           727,438                --           461,458
Cost of sales - Parts and service                              100,019           188,519            70,977           116,649
                                                           -----------       -----------       -----------       -----------
                                                               113,386           915,957            70,977           578,107
                                                           -----------       -----------       -----------       -----------
Gross margin                                                   114,130           348,318            49,145           189,890
Selling, general and administrative expenses                   547,268           578,845           293,148           315,038
                                                           -----------       -----------       -----------       -----------
(Loss) income from operations                                 (433,138)         (230,527)         (244,003)         (125,148)
                                                           -----------       -----------       -----------       -----------

Other income (expense):
      Interest expense                                        (377,679)         (351,755)         (197,261)         (176,154)
      Settlements                                                   --        (1,150,000)               --          (100,000)
      Miscellaneous                                                 --           230,394                --            24,202
                                                           -----------       -----------       -----------       -----------
Net other income (expense)                                    (377,679)       (1,271,361)         (197,261)         (251,952)
                                                           -----------       -----------       -----------       -----------
Net loss                                                   ($  810,817)      ($1,501,888)      ($  441,264)      ($  377,100)
                                                           ===========       ===========       ===========       ===========

Income per share - basic and diluted:
     Net loss                                              ($     0.13)      ($     0.24)      ($     0.07)      ($     0.06)
                                                           ===========       ===========       ===========       ===========

Weighted average shares of common stock outstanding -
     basic and diluted                                       6,263,064         6,263,064         6,263,064         6,263,064
                                                           ===========       ===========       ===========       ===========

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                            -----------------------------
                                                                               2008              2007
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               ($  810,817)      ($1,501,888)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                           1,445            35,266
          Accrued interest and expenses on notes payable                        136,120           121,003
          Accrued interest and deferred expenses on related party debt          338,832           291,690
          Change in assets and liabilities:
              Accounts receivable                                                 9,254          (237,666)
              Costs and estimated earnings in excess of billings                     --            71,712
              Customer deposits                                                 (67,500)               --
              Other assets                                                         (599)          (25,198)
              Accounts payable and accrued expenses                             (30,467)          (91,515)
              Deferred revenue                                                  102,960
              Billings in excess of costs and estimated earnings                     --          (136,061)
                                                                            -----------       -----------
Cash used in operating activities                                              (320,772)       (1,472,657)
                                                                            -----------       -----------

Cash flows from investing activities:

     Purchase of property and equipment                                              --                --
                                                                            -----------       -----------

Net cash used in investing activities                                                --                --
                                                                            -----------       -----------

Cash flows from financing activities:

     Proceeds from related party debt                                           298,500                --

     Proceeds from debt financing                                                    --         1,050,000
                                                                            -----------       -----------
Net cash provided by financing activities                                       298,500         1,050,000
                                                                            -----------       -----------
Net increase (decrease) in cash and cash equivalents                            (22,272)         (422,657)
Cash and cash equivalents, beginning of period                                   47,243           443,223
                                                                            -----------       -----------
Cash and cash equivalents, end of period                                    $    24,971       $    20,566
                                                                            ===========       ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                  $        --       $       513
                                                                            -----------       -----------
                  Income taxes                                              $        --       $        --
                                                                            -----------       -----------

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

For the Three Months Ended June 30, 2007
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

Six and three months ended June 30, 2008 compared to six and three months ended June 30, 2007
-------------------------------------------------------------------------------
For the six months ended June 30, 2008, MPM had a net loss of $810,817, or $0.13 per share compared to net loss of $1,501,888, or $0.24 per share for the six months ended June 30, 2007. Revenues decreased 82% to $227,516 for the six months ended June 30, 2008 compared to $1,264,275 for the six months ended June 30, 2007. The revenue decrease was due to the lack of project work, and backlog for projects in 2008. Costs of sales decreased 88% to $113,386 for the six months ended June 30, 2008 compared to $915,957 for the six months ended June 30, 2007. This was again due to the decreases in project revenues. Operating expenses decreased 5% to $547,268 for the six months ended June 30, 2008 compared to $578,845 for the six months ended June 30, 2007.

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


                                        MPM Technologies, Inc.


March 17, 2009                          /s/ Michael J. Luciano
-----------------------------           ----------------------------
(date)                                  Michael J. Luciano
                                        Chairman & CEO