Form 10-Q/A
period 2008-09-30
MPM TECHNOLOGIES INC
filed 2009-03-18
CIK 799268

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

                             MPM TECHNOLOGIES, INC.
             (Exact Name of registrant as specified in its Charter)


        Washington                                     81-0436060
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


     199 Pomeroy Road.
       Parsippany, NJ                                           07054
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code: 973-428-5009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X  Yes       No
                                      -----     -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

        Large accelerated filer ___             Accelerated filer ___

        Non-accelerated filer   ___             Smaller reporting company _X_


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes       X  No
                                   -----        -----

As of November 5, 2008, the registrant had outstanding 6,307,510 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

This amended Form 10-Q/A2 (Amendment #2) is being filed to change the officers' certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                        ASSETS

                                                                September 30, 2008      December 31, 2007
                                                                ------------------      -----------------
                                                                   (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                $2,536                $47,243
   Accounts receivable, net of allowance for doubtful accounts
     of $-0- and $10,000                                                    30,621                 23,916
   Costs and estimated earnings in excess of billings                            -                      -
   Other current assets                                                     17,423                 24,118
                                                                ------------------      -----------------
        Total current assets                                                50,580                 95,277
                                                                ------------------      -----------------
   Property, plant and equipment, net                                        5,736                  7,905
   Mineral properties held for sale                                      1,070,368              1,070,368
   Other assets, net                                                        82,000                 82,000
                                                                ------------------      -----------------
                                                                        $1,208,684             $1,255,550
                                                                ==================      =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $289,552               $257,883
   Accrued expenses                                                        251,139                299,369
   Billings in excess of costs and estimated earnings                            -                      -

   Notes payable                                                         5,386,481              5,180,203
   Related party debt                                                    6,951,227              5,988,604
                                                                ------------------      -----------------
        Total current liabilities                                       12,878,399             11,726,059
                                                                ------------------      -----------------

Commitments and contingencies                                                    -                      -

Stockholders' equity (deficiency):
   Preferred stock, no stated value, 10,000,000 shares
     authorized, no shares issued or outstanding                                 -                      -
   Common stock, $.001 par value, 100,000,000 shares
     authorized, 6,263,064 shares issued and outstanding                     6,308                  6,263
   Additional paid-in capital                                           12,279,698             12,268,631
   Accumulated deficit                                                 (23,955,721)           (22,745,403)
                                                                ------------------      -----------------
        Total stockholders' equity (deficiency)                        (11,669,715)           (10,470,509)
                                                                ------------------      -----------------
                                                                        $1,208,684             $1,255,550
                                                                ==================      =================

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
                                             =================    ===============     ==============    =============

                                                  MPM TECHNOLOGIES, INC.
                                                     AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                           Six Months Ended
                                                                             September 30,
                                                                -----------------------------------------
                                                                      2008                   2007
                                                                ------------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            ($1,210,318)           ($1,916.825)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                           2,169                 52,864
     Accrued interest and expenses on notes payable                        206,278                187,188
     Accrued interest and deferred expenses on related party debt          804,623                441,727
     Change in assets and liabilities:
        Accounts receivable                                                 (6,705)               (47,148)
        Costs and estimated earnings in excess of billings                       -                 24,315
        Other assets                                                         6,695                (68,166)
        Accounts payable and accrued expenses                              (16,561)               (67,297)
        Billings in excess of costs and estimated earnings                       -               (103,548)
                                                                ------------------      -----------------
Cash used in operating activities                                         (213,819)            (1,496,890)
                                                                ------------------      -----------------

Cash flows from investing activities:

   Purchase of property and equipment                                            -                      -
                                                                ------------------      -----------------

Net cash used in investing activities                                            -                      -
                                                                ------------------      -----------------

Cash flows from financing activities:

   Proceeds from related party debt                                        158,000                 22,000
   Stock issued for exercised options                                       11,112

   Proceeds from debt financing                                                  -              1,050,000
                                                                ------------------      -----------------
Net cash provided by financing activities                                  169,112              1,072,000
                                                                ------------------      -----------------
Net increase (decrease) in cash and cash equivalents                       (44,707)              (424,890)
Cash and cash equivalents, beginning of period                              47,243                443,223
                                                                ------------------      -----------------
Cash and cash equivalents, end of period                                    $2,536                $18,133
                                                                ==================      =================

Supplemental disclosure of cash flow information:

Cash paid during the period for:
        Interest                                                                $-                   $878
                                                                ------------------      -----------------
        Income taxes                                                            $-                     $-
                                                                ------------------      -----------------

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

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Nine Months Ended September 30, 2008
--------------------------------------------

                                               Weighted-
                                   Net          Average     Per-Share
                                   Los          Shares       Amount
                                -----------   -----------  -----------
Basic EPS
Income available to common
  stockholders                  $(1,210,318)    6,266,795       $(0.19)

Effect of Dilutive Securities
Common stock options                      -     2,158,213            -
                                -----------   -----------  -----------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                   $(1,210,318)    8,425,008       $(0.19)
                                ===========   ===========  ===========

For the Three Months Ended September 30, 2008
---------------------------------------------

                                               Weighted-
                                   Net          Average     Per-Share
                                   Los          Shares       Amount
                                -----------   -----------  -----------
Basic EPS
Income available to common
  stockholders                   $ (399,501)    6,274,176       $(0.06)
Effect of Dilutive Securities
Common stock options                      -     2,143,452            -
                                -----------   -----------  -----------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                    $ (399,501)    8,417,628       $(0.06)
                                ===========   ===========  ===========


For the Nine Months Ended September 30, 2007
--------------------------------------------

                                               Weighted-
                                   Net          Average     Per-Share
                                   Los          Shares       Amount
                                -----------   -----------  -----------
Basic EPS
Income available to common
  stockholders                  $(1,916,825)    6,263,064       $(0.31)

Effect of Dilutive Securities
Common stock options                      -     1,885,675            -
                                -----------   -----------  -----------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                   $(1,916,825)    8,148,739       $(0.31)
                                ===========   ===========  ===========


For the Three Months Ended September 30, 2007
---------------------------------------------

                                               Weighted-
                                   Net          Average     Per-Share
                                   Los          Shares       Amount
                                -----------   -----------  -----------
Basic EPS
Income available to common
  stockholders                   $ (414,937)    6,263,064       $(0.07)

Effect of Dilutive Securities
Common stock options                      -     1,885,675            -
                                -----------   -----------  -----------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                    $ (414,937)    8,148,739       $(0.07)
                                ===========   ===========  ===========


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


                                        MPM Technologies, Inc.




March 17, 2009                          /s/ Michael J. Luciano
---------------                         -----------------------------------
(date)                                  Michael J. Luciano
                                        Chairman & CEO