Form 10-K
period 2008-12-31
MPM TECHNOLOGIES INC
filed 2009-04-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

                        COMMON STOCK, PAR VALUE OF $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [X] No


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes __No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [_]        Accelerated filer [_]

Non-accelerated filer [_]          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $0.25 at which the common equity was sold as of April 13, 2009 was $1,576,878.

The number of shares outstanding of the registrant's common stock as of April 13, 2009 was 6,307,510.

PART I

Item 1.  Business

Incorporated in 1983, MPM Technologies, Inc. ("MPM" or "the Company") as of year ended December 31, 2008, had three wholly owned subsidiaries: AirPol, Inc. ("AirPol"), NuPower, Inc. ("NuPower") and MPM Mining Inc. ("Mining"). For the year ended December 31, 2008, AirPol was the only revenue generating entity.

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

Mining operations were discontinued several years ago. Due to the extremely high precious metals prices, MPM management is exploring restarting the mining operations. The Company may either restart mining operations using its own resources and personnel or partner with a joint-venture partner. Accordingly, management is actively seeking a joint-venture partner with the necessary financial abilities to further explore and develop the properties. There can be no guarantee that management will be successful in its initiatives.

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

NUPOWER, INC.

The Company holds a 58.21% interest in NuPower Partnership through its ownership of NuPower, Inc. No other operations were conducted through NuPower. NuPower Partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. NuPower Partnership owns 85% of the Skygas Venture. In addition to its partnership interest, MPM owns 15% of the Venture.

In 2008 a new company was incorporated named Skygas Energy Ontario Limited. NuPower, Inc. owns all 100 of the issued and outstanding shares of the new company. It is anticipated that this company will be part of a business venture in Canada to commercialize the Skygas process. Management is currently in negotiations with unrelated third parties with regard to this venture. It is unclear at this time what form this venture will take.

The United States patent on the Skygas process expired in November 2008. The Company filed a provisional new patent for a significantly improved Skygas process in February 2009. There can be no guarantee that the new patent will be approved at this time. There is also a Canadian patent on the Skygas process that is due to expire in April 2009.

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

                                 MPM MINING INC
                       EMERY DISTRICT MINERALIZED MATERIAL
                       -----------------------------------

                          Tons               Ounces Per Ton
                        ---------       ------------------------
Location                                 Gold            Silver
----------------                        -------          -------
Emery Mine               57,941          0.372            15.39
Emery Stockpiles         38,859          0.120            4.28
Bonanza                  218,579         0.132            2.06
Hidden Hand              208,619         0.123             --


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

The total cost of purchasing the properties, leasing properties, building and equipping the ball mill, infrastructures and bringing power line to replace generators is estimated at $4,000,000. Current expenses that include lease payments and taxes are under $10,000 per year. In the past, power was supplied by two large capacity generators. At a time the mill is reopened, power lines will be brought in from Deer Lodge, Montana at an estimated cost of $200,000. A deep well and Sterret Creek supplies all water needs.


FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

Management considers MPM's reportable segments to be business units that offer different products. The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field. Airpol operates in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. Accordingly, for the years ended December 31, 2008 and 2007, the Company operated in one segment, and there is no separate segment reporting required.

BACKLOG

MPM had a backlog of orders or work in progress at AirPol of approximately $100,000 at December 31, 2008. It is expected that this backlog will be consumed during the first quarter 2009. There is currently no other backlog of orders for any of MPM's other businesses.


WASTE-TO-ENERGY

MPM's waste-to-energy process consists of an innovative technology known as "Skygas". The process is used in the disposal and gasification of various forms of non-metallic wastes. MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units. These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place during 2009.


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


EMPLOYEES

At December 31, 2008, MPM had three employees and there were two employees at AirPol. MPM believes that its relations with its employees are good.

Item 2.  Properties

AirPol leases its office space under a lease that expires in August of 2010. MPM has no property related to its waste-to-energy operations. MPM believes that its existing facilities are adequate for the current level of operations.

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


                       [GRAPHIC OMITTED][GRAPHIC OMITTED]

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2008.


PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

a)  Market Information

On February 18, 2003 MPM common stock began trading on the OTC Bulletin Board under the trading symbol MPML. The following table shows quarterly high and low bid prices for 2008 and 2007 as reported by the National Quotations Bureau Incorporated. These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

2008                                          High Bid          Low Bid
----                                          --------          -------
First Quarter                                 $ 0.51            $  0.25
Second Quarter                                  0.95               0.10
Third Quarter                                   1.01               0.40
Fourth Quarter                                  0.80               0.25

2007
----
First Quarter                                 $ 1.00            $  0.50
Second Quarter                                  1.15               0.50
Third Quarter                                   1.10               0.50
Fourth Quarter                                  0.95               0.27

b) Holders

As of April 13, 2009, there were approximately 1,500 holders of record of the Registrant's common stock.

c)  Dividends

MPM has not paid dividends in the past. It is not anticipated that MPM will distribute dividends for the foreseeable future. Earnings of MPM are expected to be retained to enhance its capital and expand its operations.

d)  Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data

Selected Financial Data (Unaudited)

                                                          2008            2007            2006            2005           2004
                                                     --------------- --------------- --------------- ------------------------------
Statement of Operations Data
Revenue                                                   $567,343      $2,715,205      $1,729,257      $1,959,353     $1,849,948
Gross margin                                              $318,201        $829,038        $673,489        $787,852       $818,846
Operating loss                                           ($941,871)      ($804,341)      ($417,034)      ($299,161)   ($1,209,370)
Net income (loss)                                      ($1,717,511)    ($2,301,682)    ($1,092,896)     $1,898,498    ($1,905,446)
Net income (loss) per share basic                           ($0.27)         ($0.37)         ($0.33)          $0.60         ($0.60)
Net income (loss) per share diluted                         ($0.27)         ($0.37)         ($0.33)          $0.40         ($0.60)
Weighted average shares outstanding - basic              6,257,025       6,263,064       3,318,078       3,183,064      3,183,064
Weighted average shares outstanding - diluted            6,257,025       6,263,064       3,318,078       5,067,599      3,183,064
Balance Sheet Data
Total assets                                            $1,293,397      $1,255,550      $2,082,397      $1,739,992     $2,125,323
Total liabilities                                      $13,470,305     $11,726,059      $9,881,008      $9,215,707    $11,499,536
Stockholders' impairment                              ($12,176,908)   ($10,470,509)    ($7,798,611)    ($7,475,715)   ($9,374,213)
Other Information
Net cash provided by (used in) operating activities      ($545,190)    ($1,660,781)        $134,828      ($311,483)   ($1,053,410)
Working capital deficit                               ($13,388,664)   ($11,630,782)    ($5,889,394)    ($5,822,003)   ($8,111,209)
Return on average stockholders' impairment                   -15.2%          -24.7%          -14.3%           22.5%         -22.6%
Stock price at year end                                      $0.25           $0.30           $0.50           $0.22          $0.25
Number of employees                                              5               7               7               8              8
Number of stockholders                                       1,500           1,600           1,800           1,800          1,800


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to reading this section, you should read the consolidated financial statements that begin on page F-1. That section contains all detailed financial information including our results of operations.

a)  Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998. MPM formed AirPol to run this air pollution control business. The results of operations for the years ended December 31, 2008 and 2007 include the operations of AirPol.

For the year ended December 31, 2008, MPM had consolidated revenues of $567,343. Consolidated revenues for 2007 were $2,715,205. MPM had a net loss for the year 2008 of $1,717,511, or $0.27 per share. MPM's net loss for 2007 was $2,301,682, or $0.37 per share. Revenues were again hurt by the lack of enforcement of clean air laws. Air pollution control companies depend heavily on the enforcement of clean air laws.

MPM's management continues to work to bring the Company to profitability. Other businesses are being evaluated to consider moving the Company's business toward other more profitable ventures. There have been significant consolidations in the air pollution control industry in the past few years. MPM management's short- term goal is to operate a lean, profitable company.

2008 COMPARED TO 2007

Revenues  decreased  $2,147,862 (or 79%) from  $2,715,205 in 2007 to $567,343 in
2008. This included a decrease in project revenues of $1,861,638, while revenues from parts and service decreased by $286,224. The decrease in project revenues was due primarily to there being virtually no projects for the 2008 year. A small project was completed at the beginning of the year, and another small project was started in December 2008. The net loss for 2008 was $1,717,511 or $0.27 per share compared to $2,301,682 or $0.37 per share in 2007.

Selling, general and administrative expenses decreased $373,307 from $1,633,379 in 2007 to $1,260,072 in 2008. This decrease is due primarily to decreases in payroll and related costs.

Loss on settlements went from $867,992 in 2007 to $0 in 2008. During the first quarter 2007, MPM incurred a one-time settlement expense of $1,050,000, related to a project for which AirPol was a subcontractor, and whose general contractor's systems were found to be faulty. The disputes went through mediation and AirPol management decided to settle the disputes rather than incur the costs of arbitration. Additional costs were also attributable to this settlement loss in 2007.

The net loss in 2008 includes interest expense of $775,210 as compared to $653,569 in 2007. This is a result of increased borrowings and no debt repayments.

LIQUIDITY AND CAPITAL RESOURCES

During 2008, funds for operations were provided primarily by loans from an officer/director. Current cash reserves and continuing operations of AirPol are not believed to be adequate to fund MPM and its subsidiaries' operations for the foreseeable future. MPM management is considering alternative sources of capital such as private placements, other stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM's consolidated statements of cash flows:

                                                          Year ended
                                                         December 31,

                                                    2008              2007
                                                    ----              ----

Net cash used in operating activities          $ (545,190)      $ (1,660,781)

Net cash used in investing activities          $  (54,375)      $    (32,000)

Net cash provided by financing activities      $  568,612       $  1,296,801

Net decrease in cash and cash equivalents      $ ( 30,953)      $   (395,980)


Net cash used in operating activities in 2008 was due to the net loss of the Company. The net cash used in operating activities in 2007 was due to the net loss of the Company and decreases in billings in excess of costs and estimated earnings.

The net cash provided by financing activities in 2008 of $568,612 was due to loans from related parties. The net cash provided by financing activities in 2007 of $1,296,801 were due to loans from an insurance company and related parties.

The Company has a working capital deficiency of $13,388,664 at December 31, 2008. Current liabilities include $7,216,660 of related party debt which management believes can be deferred beyond twelve months. Also included in current liabilities is $5,457,565 of a note payable which management is currently renegotiating. Management is optimistic that the lender will agree to terms that will extend the payment and allow the Company to meet its obligations and continue business for the next twelve months. There is no guarantee of the outcome of these plans.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2008, there were at least two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These estimates were our determination, detailed in the footnotes to the financial statements on our Mineral Properties and Income Taxes, and our valuation allowances, if any, on them. We have not reserved our mineral properties but we have recorded a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry forward. The primary reason for our determination of our mineral properties is our knowledge of increasing market prices for precious metals, our expectation that such precious metals are contained within these properties, and our current cost and carrying value of the properties are less than the undiscounted cash flows expected to result from the use and eventual disposition of the properties. We have reserved an allowance against our deferred tax assets from our net operating loss carryforwards due to the lack of certainty as to whether MPM will carry on profitable operations in the future in order to utilize such tax benefits before they expire.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for an acquirer, which improves the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects. SFAS 141(R) is effective prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the effect of adopting SFAS 141(R) will have a material effect on our financial statements.

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

FAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. We do not expect the impact of SFAS 160 to have a material effect on our financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not believe the effect of adopting FASB Staff Position FAS 157-2 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets". FASB Staff Position FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not believe the effect of adopting Staff Position FAS 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles". Statement No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We adopted Statement No. 162 in the fourth quarter of 2008. The adoption of Statement No. 162 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this EITF. Early application is not permitted. We do not believe the effect of adopting EITF 03-6-1 will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF 08-3, "Accounting by Lessees for Nonrefundable Maintenance Deposits". EITF 08-3 requires that all nonrefundable maintenance deposits should be accounted for as deposits. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee's maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional expense at the time such determination is made. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We do not believe adopting EITF 08-3 will have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position FIN 45-4, "Amendment to Disclosure Requirements of Interpretation 45-Guarantor's Accounting and Disclosure Requirements for Guarantees". FIN 45-4 requires disclosures of the current status of the payment/performance risk of the guarantee. For example, the current status of the payment performance risk of a credit-risk-related guarantee could be based on either recently issued external credit ratings or current internal groupings used by the guarantor to manage its risk. An entity that uses internal groupings shall disclose how those groupings are determined and used for management risk. FIN 45-4 is effective for reporting periods ending after November 15, 2008. The adoption of FIN 45-4 did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active". FASB Staff Position FAS 157-3 clarifies the application of FASB Statement No. 157, "Fair Value Measurements", in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This pronouncement was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FASB Staff Position FAS 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets", which amends FASB Statement No. 132 (Revised 2003), "Employer's Disclosures abut Pensions and Other Postretirement Benefits", to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FASB Staff Position are not required for earlier periods that are presented for comparative purposes. Earlier application of the provision is permitted. We do not believe Staff Position FAS 132(R)-1 will have a material impact on our consolidated financial statements.


IMPACT OF INFLATION

Although inflation has been low in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact. To the extent permitted by competition, AirPol passes increased costs on to its customers by increasing prices over time. Management estimates that the impact of inflation on the revenues for 2008 was negligible.

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

Item 8.  Financial Statements

The financial statements follow on the next page.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                           DECEMBER 31, 2008 AND 2007

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm ....................F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007 ...............F-3

Consolidated Statements of Operations for the years ended
     December 31, 2008 and 2007 ............................................F-4

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 2008 and 2007 ............................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2008 and 2007 ............................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-17

           Report of the Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MPM Technologies, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (impairment) and cash flows for each of the two years in the two-year period ended December 31, 2008. MPM Technologies, Inc. and Subsidiaries' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for each of the two years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate any significant revenues and has a working capital deficiency of $13,388,664 at December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
April 13, 2009

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               ASSETS
                                                                                          December 31,
                                                                           -------------------------------------------
                                                                                  2008                     2007
                                                                           -------------------       -----------------
Current assets:
     Cash and cash equivalents                                             $           16,290        $         47,243
     Accounts receivable, net of allowance for doubtful
        accounts of $-0- and $10,000, respectively                                     57,101                  23,916
     Other current assets                                                               8,250                  24,118
                                                                           -------------------       -----------------
                             Total current assets                                      81,641                  95,277
                                                                           -------------------       -----------------
     Property, plant and equipment, net (note 4)                                        5,013                   7,905
     Mineral properties held for sale (note 11)                                     1,070,368               1,070,368
     Other assets, net (note 15)                                                      136,375                  82,000
                                                                           -------------------       -----------------
                                                                                    1,293,397               1,255,550
                                                                           ===================       =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 350,741                 257,883
     Accrued expenses                                                                 395,841                 299,369
     Billings in excess of costs and estimated earnings                                49,498                       -

     Notes payable (note 5)                                                         5,457,565               5,180,203
     Related party debt (note 6)                                                    7,216,660               5,988,604
                                                                           -------------------       -----------------
                             Total current liabilities                             13,470,305              11,726,059
                                                                           -------------------       -----------------

Commitments and contingencies                                                               -                       -

Stockholders' equity (impairment):
     Preferred stock, no stated value, 10,000,000 shares
        authorized, no shares issued or outstanding                                         -                       -
     Common stock, $.001 par value, 100,000,000 shares
        authorized, 6,307,510 and 6,263,064 shares issued
        and outstanding, respectively                                                   6,308                   6,263
     Additional paid-in capital                                                    12,279,698              12,268,631
     Accumulated deficit                                                          (24,462,914)            (22,745,403)
                                                                           -------------------       -----------------
                             Total stockholders' equity (impairment)              (12,176,908)            (10,470,509)
                                                                           -------------------       -----------------
                                                                           $        1,293,397        $      1,255,550
                                                                           ===================       =================

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended December 31,
                                                                         --------------------------------------------
                                                                                2008                    2007
                                                                         --------------------     -------------------

 Revenues - Projects (Note 3).........................................     $           39,432        $      1,901,070
 Revenues - Parts and service (Note 3)................................                527,911                 814,135
                                                                         --------------------     -------------------

 Total Revenues......................................................                 567,343               2,715,205
                                                                         --------------------     -------------------

 Cost of sales - Projects.............................................                  7,821               1,498,675
 Cost of sales - Parts and service....................................                241,321                 387,492
                                                                         --------------------     -------------------
 Total cost of sales..................................................                249,142               1,886,167
                                                                         --------------------     -------------------
 Gross margin.........................................................                318,201                 829,038
 Selling, general and administrative expenses.........................              1,260,072               1,633,379
                                                                         --------------------     -------------------

 Loss from operations.................................................               (941,871)               (804,341)
                                                                         --------------------     -------------------

 Other income (expense):
    Loss on settlements (Note 17 )....................................                      -                (867,992)
    Interest expense (Note 5and 6)....................................               (775,800)               (653,569)
    Other income (expense), net.......................................                    160                 (24,220)
                                                                         --------------------     -------------------
 Net other expense....................................................               (775,640)             (1,497,341)
                                                                         --------------------     -------------------
 Net (loss) ..........................................................     $       (1,717,511)       $     (2,301,682)
                                                                         ====================     ====================


 Loss per share - basic and diluted...................................     $            (0.27)       $          (0.37)
                                                                         ====================     ====================

 Weighted average shares of common stock outstanding -
     basic and diluted................................................              6,257,025               6,263,064
                                                                         ====================     ====================

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                    Total
                                                        Common Stock            Additional                       Stockholders'
                                                 ---------------------------     Paid-In        Accumulated         Equity
                                                    Shares          Amount       Capital           Deficit       (Impairment)
                                                 ------------     ----------   ------------    --------------   --------------

Balance, January 1, 2007.........................   6,263,064     $    6,263   $ 12,233,939    $  (20,443,721)  $   (8,203,519)

Stock based compensation.........................           -              -         34,692                 -           34,692

Net loss.........................................           -              -              -        (2,301,682)      (2,301,682)
                                                 ------------     ----------   ------------    --------------   --------------

Balance, December 31, 2007...............           6,263,064          6,263     12,268,631       (22,745,403)     (10,470,509)

Stock issued for options exercised                     44,446             45         11,067                 -           11,112

Net loss.......................................             -              -              -        (1,717,511)      (1,717,511)
                                                 ------------     ----------   ------------    --------------   --------------

Balance, December 31, 2008...............           6,307,510     $    6,308  $  12,279,698    $  (24,462,914)  $  (12,176,908)
                                                 ============     ==========   ============    ==============   ==============

See accompanying summary of accounting policies and notes to the consolidated financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                                     2008           2007
                                                                 -------------  ------------

Cash flows from operating activities:
 Net loss                                                        $ (1,717,511)  $(2,301,682)
 Adjustments to reconcile net (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                        2,892        90,139
   Stock based compensation                                                 -        34,692
   Allowance for doubtful accounts                                    (10,000)            -
   Accrued interest and expenses on note payable                      277,362       197,865
   Accrued interest and deferred expenses on related party debt       670,556       597,503
   Changes in assets and liabilities:
       Accounts receivable                                            (23,185)          377
       Costs and estimated earnings in excess of billings                   -        74,215
       Other current assets                                            15,868           136
       Accounts payable and accrued expenses                          189,330        98,408
       Billings in excess of costs and estimated earnings              49,498      (452,434)
                                                                 -------------  ------------
Net cash used in operating activities                                (545,190)   (1,660,781)
                                                                 -------------  ------------

Cash flows from investing activities:
     Cash paid for patent                                             (54,375)      (32,000)
                                                                 -------------  ------------
Net cash used in investing activities                                 (54,375)      (32,000)
                                                                 -------------  ------------

Cash flows from financing activities:
   Borrowings from related parties                                    557,500       145,000
   Borrowings on note payable                                               -     1,151,801
                                                                 -------------  ------------
   Cash proceeds from stock options exercised                          11,112             -
                                                                 -------------  ------------
Net cash provided by financing activities                             568,612     1,296,801
                                                                 -------------  ------------

Net increase (decrease) in cash and cash equivalents                  (30,953)     (395,980)
Cash and cash equivalents, beginning of year                           47,243       443,223
                                                                 -------------  ------------
Cash and cash equivalents, end of year                           $     16,290   $    47,243
                                                                 =============  ============


Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
  Interest                                                       $        598   $     1,089
  Income taxes                                                   $      3,680   $     4,260


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

AirPol, Inc. (AirPol), a wholly owned subsidiary, was acquired on July 2, 1998. AirPol designs, engineers, supplies and services air pollution control systems. AirPol's systems utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution.

The Company holds a 58.21% interest in NuPower Partnership through its ownership of NuPower, Inc. (NuPower), its wholly-owned subsidiary. No other operations were conducted through NuPower. NuPower Partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. NuPower Partnership owns 85% of the Skygas Venture. In addition to its partnership interest, MPM owns 15% of the Venture.

In 2008 a new company was incorporated named Skygas Energy Ontario Limited. NuPower owns all 100 of the issued and outstanding shares of the new company. It is anticipated that this company will be part of a business venture in Canada to commercialize the Skygas process. Management is currently in negotiations with unrelated third parties with regard to this venture. It is unclear at this time what form this venture will take.

The United States patent on the Skygas process expired in November 2008. The Company filed a provisional new patent for a significantly improved Skygas process in February 2009. There can be no guarantee that the new patent will be approved at this time. There is also a Canadian patent on the Skygas process that is due to expire in April 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the following subsidiaries and other entities controlled by the
Company: AirPol, Inc. (AirPol), MPM Mining, Inc., NuPower, Inc. (NuPower), NuPower Partnership (a General Partnership) and Skygas Venture (Skygas). Intercompany accounts and transactions among the companies have been eliminated.

Segment Reporting

Management considers MPM's reportable segments to be business units that offer different products. The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field. AirPol operates in the air pollution control field. MPM's other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes. Accordingly, for the years ended December 31, 2008 and 2007, the Company operated in one segment, and there is no separate segment reporting required.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2008, the Company has a working capital deficiency, an accumulated deficit, and has not been able to generate any significant revenues. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company plans to raise additional capital in the future. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a working capital deficiency of $13,388,664. Current liabilities include $7,216,660 of related party debt which management believes can be deferred beyond twelve months. Also included in current liabilities is $5,457,565 of a note payable which management is currently renegotiating. Management is optimistic that the lender will agree to terms that will extend the payment and allow the Company to meet its obligations and continue business for the next twelve months. There is no guarantee of the outcome of these plans.

3. Summary of Significant Accounting Policies

Revenue Recognition

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Other revenue is recorded on the basis of shipment or performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. During 2008 and 2007, no amounts were recognized for estimated contract losses.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $3,167 and $3,675 for the years ended December 31, 2008 and 2007, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet as of December 31, 2008 for cash equivalents, investments, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

Earnings Per Share

SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share includes no dilution and is calculated by dividing income available to common shareholders by the weighted average number of shares actually outstanding during the period. Diluted earnings per share reflect the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. At December 31, 2008 and 2007, outstanding options to purchase 2,085,084 and 2,186,675, respectively, shares of the Company's common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

                                                      December 31,
                                              -------------------------------
                                                  2008             2007
                                              --------------   --------------

        Equipment.............................$     271,437    $      271,437
        Furniture and fixtures................       31,008            31,008
        Leasehold improvements................        8,321             8,321
                                              --------------   --------------
                                                    310,766           310,766
        Less accumulated depreciation.........      305,753           302,861
                                              --------------   --------------
                                              $       5,013    $        7,905
                                              ==============   ==============


Depreciation expense charged to operations was $2,892 and $2,500 in 2008 and 2007, respectively.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company could borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. As of December 31, 2008 and 2007, the Company had $4,326,499 and $4,326,499,
respectively, of principal advances and accrued interest of $1,131,066 and $853,704, respectively, outstanding under the agreement. During the years ended December 31, 2008 and 2007, the Company recorded interest expense of $277,362 and $197,865, respectively. The note is secured by stock and mineral property held for investment and matured on January 2, 2008. This note payable has not been paid at maturity and management is currently renegotiating its terms with the lender. Through the date of this report, no revised terms have been arranged on this defaulted debt.

6. Related Party Debt

Related party debt consists of the following at:

                                                                                     December 31,
                                                                            -------------------------------
                                                                                2008              2007
                                                                            --------------   --------------

        Due to an officer/director..........................................$    4,138,449   $    3,512,854
        Due to a trust for which an officer/director is trustee.............     2,239,525        1,721,560
        Due to a partnership for which the above trust and another
        officer/director are partners.......................................       388,453          354,253
        Due to another officer/director.....................................       450,133          399,937
                                                                            --------------   --------------
                                                                            $    7,216,660   $    5,988,604
                                                                            ==============   ==============

The related party debt consists of advances received from and deferred expenses and reimbursements to the parties shown above. Interest expense accrued on this related party debt for the years ended December 31, 2008 and 2007 was $670,556 and $455,925, respectively. The debt is unsecured, bears interest at 12% per annum, and is due on demand.

7. Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2010. Future minimum rental payments required under operating leases that have initial and remaining non-cancellable terms in excess of one year are as follows: $82,968 for the year ending December 31, 2009, and $50,023 for the year ending December 31, 2010.

Rent expense for the years ended December 31, 2008 and 2007 was $87,341 and $87,356, respectively.

The Company has entered into an exclusive license rights agreement for technology to be utilized in its SkyGas venture. Pursuant to the terms of the agreement, the Company agreed to pay $72,000 annually through April, 2009. The agreement may be terminated by the Company at any time.

In December 2007, the Company entered an agreement with an officer/director regarding payroll reductions in 2003. Under the terms of the agreement, the Company will retroactively reimburse the officer/director for salary reductions from April 2003 if certain conditions are met. These include the profitability of the Company and its ability to repay the amounts due. Additionally, under the terms of the agreement, unpaid accrued amounts will bear interest at 8% per annum beginning January 1, 2008. For the years ended December 31, 2008 and 2007, amounts accrued and charged to expense were $40,238 and $133,494, respectively, which includes accrued interest of $12,134 and $-0-, respectively.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has a contract with R.D. Little Co. to provide shareholder and investor relations services. During 2008, the Company renewed this contract for five more years. Robert D. Little, Secretary of the company, owns R.D. Little Co. For the years ended December 31, 2008 and 2007, MPM paid $74,400 and $55,000, respectively, for these services.

8. Income Taxes

The significant components of the Company's net deferred tax asset is as follows as of December 31:

                                                               2008              2007
                                                           --------------    --------------

        Net operating loss carryforward....................$    4,200,000    $    5,000,000
        Differences between book and tax depreciation......        20,000            20,000
        Goodwill and purchase asset adjustments............             -            10,000
        Write-down of mineral properties...................       136,000           136,000
        Other..............................................        40,000            40,000
                                                           --------------    --------------
                                                                4,396,000         5,206,000
        Less: valuation allowance..........................     4,396,000         5,206,000
                                                           --------------    --------------
                                                           $            -    $            -
                                                           ==============    ==============

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2008 and 2007. The valuation allowance decreased $810,000 since December 31, 2007.

At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $10.5 million that expire in the years 2009 through 2028. MPM files income tax returns in various states. At December 2008, the Company has net operating loss carryforwards for state income tax purposes totaling ranging from approximately $2.7 to approximately $5.1 million, depending on the state, that expire in the years 2009 through 2028.

9. Stockholders' Equity

Stock Option Plan

On May 22, 1989, the shareholders of the Company voted to approve a stock option plan (the Plan) for selected key employees, officers and directors of the Company. The Plan is administered by a Compensation Committee of the Board of Directors (the "Committee") consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee. The Board of Directors has chosen one of the Company's directors and one outside individual to serve on the Committee. No director eligible to receive options under the Plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the Committee relating to the Plan. Under the Plan, a maximum of 236,667 shares were approved to be granted, which in 2003 was increased by 300,000. During the 2008 shareholders' meeting, the shareholders voted to increase the number of shares authorized to be granted under the plan by 500,000 shares. Generally, the Plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows: (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchase price will be paid in full on the date of purchase.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

                                                                   Weighted
                                                                   Average
                                                                   Option
                                                Options            Price
                                              --------------   --------------


        Outstanding at January 1, 2007            1,906,675    $         0.90
        Granted                                     280,000              0.30
        Exercised                                         -                 -
        Expired                                           -                 -
                                              --------------   --------------

        Outstanding at January 1, 2008            2,186,675    $         0.90

        Granted                                           -    $            -
        Exercised                                    44,446              0.25
        Expired                                     (57,145)                -
                                              --------------   --------------

        Outstanding at December 31, 2008          2,085,084    $         0.78
                                              ==============   ==============


The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of Statement of Financial Accounting Standards SFAS) 123R SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company used the following assumptions in its calculation: Dividend yield-$0; Expected volatility 23%;
Risk-free interest rate 3.49%; Expected life 5 years. The Company recorded expenses of $34,692 in 2007 related to the 280,000 options that were issued. No options were issued in 2008.

The following table summarizes information about stock options outstanding at December 31, 2008:

                                                          Options
                         Number          Weighted      Outstanding and
        Range of       Outstanding        Average    Exercisable Weighted
        Exercise     and Exercisable     Exercise      Average Remaining
         Prices        at 12/31/08         Price    Contractual Life (Years)
   --------------   ----------------   ----------   ------------------------

   $         0.10             85,000    $    0.10             6.8
   $         0.22            370,750    $    0.22             4.7
   $         0.30            130,000    $    0.30             8.8
   $         0.31            100,000    $    0.31             8.1
   $         0.50            437,000    $    0.50             1.2
   $         0.75            450,000    $    0.75             2.7
   $         1.00            141,667    $    1.00             1.5
   $         2.00            334,000    $    2.00             0.3
   $         3.00             36,667    $    3.00             0.4
                     ---------------                -------------------------

   $ 0.10 - $3.00          2,085,084    $    0.78             3.0
                     ===============                =========================

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows at December 31:

                                                        December 31,
                                              -------------------------------
                                                  2008             2007
                                              -------------    --------------

        Balance, beginning of year            $      10,000    $      165,000
        Charged to (deducted from) expense          (10,000)        (155,000)
                                              -------------    --------------
        Balance, end of year                  $           -    $       10,000
                                              =============    ==============

11. Mineral Properties

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

The mineral property and related equipment is carried on the balance sheet at at December 31, 2008 in the amount of $1,070,368. In performing impairment testing, we based our assessment on the carrying amount of the assets as of the date of the impairment testing for recoverability. As part of our testing, we made certain assumptions about the use of the assets and assigned probability levels based on assumptions of activity levels involved in the use of the assets. The result of our testing was that there was no impairment in the carrying amount of the mineral property.

12.  Prepaid Royalty

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable. The note was collateralized by the equipment sold. Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the Skygas process is placed into sustainable commercial production. Additional renewals have not been negotiated and the Company has re-characterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment. The balance at December 31, 2008 of $273,000 has been offset against royalties payable to the estate of the inventor.

13.  Related Party Transactions

At December  31, 2008 and 2007,  the Company  owed  $7,216,660  and  $5,988,604, respectively, to an officer/director, a trust for which an officer/director is trustee, a partnership for which the trust and another officer/director are partners, and another officer/director. During 2008 and 2007, an officer/director loaned $217,500 and $65,000, respectively, to the Company. A trust for which an officer/director is trustee loaned $340,000 and $80,000 for 2008 and 2007, respectively. These loans are unsecured, bear interest at 12% per annum, and are due on demand.

The Company contracts for its shareholder relations services with an officer of the Company. The Company incurred expenses to this related party for services in 2008 and 2007 of $74,400 and $55,000, respectively.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

15. Other Assets, net

Other Assets, net consist of the following at:

                                                        December 31,
                                              -------------------------------
                                                  2008             2007
                                              -------------    --------------

        Security deposit......................$      50,000    $       50,000
        Patent................................       86,375            32,000
                                              -------------   --------------
                                              $     136,375    $       82,000
                                              =============   ==============

16. 401(k) Plan

The Company (Airpol) maintains a 401(k) employee retirement plan for its eligible full-time employees with at least one year of service. The Company makes matching contributions equal to 50% up to a maximum 4% deferral.
Contributions to the plan for the years ended December 31, 2008 and 2007 were $5,369 and $5,302, respectively.

17. Loss on Settlements

In 2008, MPM recorded no gain or loss on settlements. During 2007, MPM recorded settlement expenses of $867,992. Settlements resulted primarily from the payment of $1,050,000 a project for which AirPol was a subcontractor. The general contractor's systems were found to be faulty, and ultimately were removed. The customer made claims against the general contractor. The general contractor then made claims against its subcontractors. The disputes went through mediation and were about to go to arbitration. AirPol management decided to settle the disputes rather than incur the costs of arbitration. AirPol is attempting to recover the losses through its insurance carrier. There can, however, be no assurances that AirPol will be successful in its recovery attempts.

18. New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for an acquirer, which improves the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects. SFAS 141(R) is effective prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the effect of adopting SFAS 141(R) will have a material effect on our financial statements.

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

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. We do not expect the impact of SFAS 160 to have a material effect on our financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not believe the effect of adopting FASB Staff Position FAS 157-2 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets". FASB Staff Position FAS 142-3 requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors. For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not believe the effect of adopting Staff Position FAS 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles". Statement No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We adopted Statement No. 162 in the fourth quarter of 2008. The adoption of Statement No. 162 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this EITF. Early application is not permitted. We do not believe the effect of adopting EITF 03-6-1 will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF 08-3, "Accounting by Lessees for Nonrefundable Maintenance Deposits". EITF 08-3 requires that all nonrefundable maintenance deposits should be accounted for as deposits. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee's maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense,

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


it is recognized as additional expense at the time such determination is made. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. We do not believe adopting EITF 08-3 will have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position FIN 45-4, "Amendment to Disclosure Requirements of Interpretation 45-Guarantor's Accounting and Disclosure Requirements for Guarantees". FIN 45-4 requires disclosures of the current status of the payment/performance risk of the guarantee. For example, the current status of the payment performance risk of a credit-risk-related guarantee could be based on either recently issued external credit ratings or current internal groupings used by the guarantor to manage its risk. An entity that uses internal groupings shall disclose how those groupings are determined and used for management risk. FIN 45-4 is effective for reporting periods ending after November 15, 2008. The adoption of FIN 45-4 did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active". FASB Staff Position FAS 157-3 clarifies the application of FASB Statement No. 157, "Fair Value Measurements", in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This pronouncement was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FASB Staff Position FAS 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets", which amends FASB Statement No. 132 (Revised 2003), "Employer's Disclosures abut Pensions and Other Postretirement Benefits", to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This pronouncement is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FASB Staff Position are not required for earlier periods that are presented for comparative purposes. Earlier application of the provision is permitted. We do not believe Staff Position FAS 132(R)-1 will have a material impact on our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The management of MPM Technologies, Inc. is responsible for establishing and maintaining adequate internal control over disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) MPM's internal control over disclosure controls and procedures and over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial disclosure and reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over disclosure controls and procedures and financial reporting includes those written policies and procedures that:

     pertain  to  the  maintenance  of  records  that,  in  reasonable   detail,
     accurately and fairly reflect the transactions and dispositions of the assets of MPM;

     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

     provide reasonable assurance that receipts and expenditures of MPM are being made only in accordance with authorization of management and directors of MPM; and

     provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over disclosure controls and procedures and financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over disclosure controls and procedures and financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of MPM's internal control over disclosure controls and procedures and financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of MPM's internal control over disclosure controls and procedures and financial reporting and testing of the operational effectiveness of its internal controls.

Based on this assessment, management determined that, as of December 31, 2008, MPM had a material weakness because it did not have a sufficient number of personnel with adequate knowledge, experience and training in U.S. generally accepted accounting policies commensurate with MPM's reporting requirements. This material weakness required the identification of adjustments during the financial statement close process that have been recorded in MPM's consolidated financial statements. Because of this material weakness, management has concluded that internal controls over disclosure controls and procedures and financial reporting were not effective at December 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over disclosure controls and procedures and financial reporting that occurred during the fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

a)  Identification of Directors
                                                             FIRST ELECTED
      NAME                   AGE   POSITION                  DIRECTOR
--------------------------------------------------------------------------------
Richard E. Appleby           69   Director                   4/25/1985
Glen Hjort                   56   Director                   2/16/1998
Frank E. Hsu                 63   Director                   6/24/2002
Richard Kao                  68   Director                   6/28/1999
Michael J. Luciano           55   Director                   2/16/1998
L. Craig Cary Smith          59   Director                   4/25/1985

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified. Effective February 9, 2007, Daniel Smozanek resigned as a Director. No actions have yet been taken regarding a potential replacement for him.

b) Identification of Executive Officers.

      NAME                   AGE   POSITION                  OFFICER SINCE
---------------------------------------------------------------------------
Richard E. Appleby           69   Vice President/Treasurer   4/25/1985
Glen Hjort                   56   Chief Financial Officer    6/28/1999
Frank E. Hsu                 63   Chief Operating Officer    6/24/2002
Robert D. Little             59   Secretary                  1/03/1991
Michael J. Luciano           55   Chairman & CEO             2/16/1998

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified. Effective February 9, 2007, Daniel D. Smozanek resigned as an officer of the Company. No actions have yet been taken regarding a potential replacement for him.

c) Identification of Certain Significant Employees.

As of December 31, 2008, MPM was dependent upon the services of its principal officers and directors. In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

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

Glen Hjort was elected Chief Financial Officer in 1999 and has been a Director since 1998. Mr. Hjort is a certified public accountant with over thirty years experience providing services to numerous corporate clients in a wide variety of industries. Mr. Hjort resides in Palatine, Illinois.

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

f)   Involvement in Certain Legal Proceedings.

     Not Applicable

g)   Promoter and Control Persons.

     Not Applicable

Item 11.  Executive Compensation

The following table shows the remuneration of officers and directors in excess of $100,000 in 2008 and 2007.

Summary Compensation Table
--------------------------

                               Annual Compensation
Name and
Principal
Position        Year Salary  Bonus(s)  Compensation  Awards(s)($)SARs($)Payout(s)($) Compensation
--------        -----------  --------  ------------  --------------------------------------------
Michael J.
Luciano,        2008                   $ 120,000
CEO             2007                   $ 120,000

Frank E.
Hsu             2008                   $ 124,000
President       2007                   $ 124,000

Option Grants In 2007 Fiscal Year Individual Grants Individual Grants

                                                                        Market
                                                  % of Total            Price on
              Options     Options Granted         Exercise or           Date of           Expiration
Name          Granted     In Fiscal Year          Base Price             Grant                Date
----          -------     ------------------    ----------------      -----------       -------------
Glen
Hjort          50,000      18%                     $.30                    $.30             4/4/17

Frank E
Hsu            50,000      18%                     $.31                    $.31             1/26/17

Frank E
Hsu             50,000     18%                     $.30                    $.30             10/4/17

Robert D
Little          50,000     18%                     $.31                    $.31             1/26/17

Robert D
Little          50,000     18%                     $.30                    $.30             10/4/17

Other
Employees      30,000      11%                     $.30                    $.30             10/9/17

Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2007 Option/SAR Values
----------------------------------------------------------------------------------

                                                                    Number of
                                                                    Securities                Value of
                                                                    Underlying                Unexercised
                                                                    Unexercised               In-The-Money
                                                                    Options/SARs              Options/SARs
                          Shares                                    At FY-End (#)             At FY-End
                          Acquired           Value                  Exercisable/              Exercisable/
Name                      On Exercise        Realized ($)           Unexercisable             Unexercisable
---------------------------------------------------------------------------------------------------------
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

c)   Incentive and Compensation Plans and Arrangements.

MPM has no incentive plans covering its officers and directors. No advances have been made, nor are any contemplated, by MPM to any of its officers or directors.

The shareholders of MPM, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of MPM. The purpose of the option plan is to promote the interests of MPM and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in MPM's business and an increased personal interest in this continued success and progress. At the 2008 annual shareholders' meeting, the shareholders voted to increase the number of shares authorized to be granted under the plan by 500,000 shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

a)   Security Ownership of Certain Beneficial Owners.

Except as noted in part b. below, no person or group was known by the Registrant except as noted below to own more than five percent (5%) of its common stock at December 31, 2008.

b)   Security Ownership of Management as of April 13, 2009.

The following table sets forth, as of April 13, 2009 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM. Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

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

[1] Includes options available for exercise aggregating 1,724,056 shares for the entire group.

[2] Does not include 396,509 shares (6.33%) of the Company's outstanding shares including options available for exercise owned by a trust for which Mr. Luciano is the Trustee.

c.)  Changes in Control.

There are no contractual arrangements of any kind, known to MPM, which may at a subsequent date result in a change in control of MPM.

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence

a.)  Transactions with Management and Others.

No Officers or Directors of MPM, or nominees for election as Director, or beneficial owners of more than five percent of MPM's voting stock, or members of their immediate families had any material transactions with MPM other than as set forth in part b. of this item.

b.)  Certain Business Relationships.

During 2008, Michael J. Luciano, Chairman and Chief Executive Officer, loaned the Company $217,500. Additionally, a trust for which Mr. Luciano is the trustee loaned the Company $340,000. At December 31, 2008, Mr. Luciano was owed
$4,138,449 including accrued interest pursuant to unsecured demand notes. A trust for which Mr. Luciano is the trustee was owed $2,239,525 at December 31, 2008. A partnership, for which the trust and Richard E. Appleby, vice-president and director, are partners, was owed $388, 453 at December 31, 2008. Richard E. Appleby, Vice-President and director, was owed $450,133 by the Company at December 31, 2008.

In September 2001, Michael J. Luciano, Chairman and Chief Executive Officer loaned the Company $600,000 evidenced by a convertible promissory note. Under the terms of the promissory note, the principal and any unpaid accrued interest may be converted to common stock at the option of the note holder.

At December 31, 2008, Richard Appleby was owed $450,133 including accrued interest pursuant to unsecured demand notes.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services. During 2008, MPM renewed this contract for five more years. Robert D. Little, Secretary of the company, owns R.D. Little Co. For the years ended December 31, 2008 and 2007, MPM expensed $74,400 and $55,000, respectively, for these services.

c)   Other Information

     None

Item 14.  Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $41,325 and $38,300 to the Company for professional services rendered for the audits and reviews of the financial statements included in our Forms 10-KSB, Forms 10-QSB and Forms10-Q filings in 2008 and 2007, respectively.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $-0- and $-0- to the Company in 2008 and 2007 for assurance and related services that are reasonably related to the performance of the 2008 and 2007 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $4,908 and $5,000 to the Company in 2008 and 2007 for professional services rendered for tax compliance, tax advice and tax planning, respectively.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in each year 2008 and 2007 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.


Part IV

Item 15.  Exhibits and Financial Statement Schedules

(A) Exhibits and Financial Statements have been previously reported or are being shown as an exhibit in this Form 10-K.

Exhibit No.    Description of Document
-----------    -----------------------

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

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

MPM Technologies, Inc.

     By: /s/ Michael J. Luciano
         ----------------------

     Title:  Chairman and Chief Executive Officer
     Date: April 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Luciano                  /s/ Glen Hjort
-----------------------                 -------------------
Michael J. Luciano                      Glen Hjort
Chairman & Chief Executive Officer      Chief Financial Officer & Director
Dated:  April 13, 2009                  Dated:  April 13, 2009


/s/ Frank E. Hsu                        /s/ Richard E. Appleby
------------------                      --------------------------
Frank E. Hsu                            Richard E. Appleby
Chief Operating Officer & Director      Vice President & Director
Dated: April 13, 2009                   Dated: April 13, 2009


/s/ Richard Kao                         /s/ L. Craig Cary Smith
-------------------                     ---------------------------
Richard Kao                             L. Craig Cary Smith
Director                                Director
Dated: April 13, 2009                   Dated: April 13, 2009