Form 10-Q
period 2009-03-31
MPM TECHNOLOGIES INC
filed 2009-05-15
CIK 799268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                  For the quarterly period ended March 31, 2009
                         Commission File Number 0-14910

                             MPM TECHNOLOGIES, INC.
             (Exact Name of registrant as specified in its Charter)


            Washington                                  81-0436060
   --------------------------------              --------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

         199 Pomeroy Road.
          Parsippany, NJ                                   07054
   --------------------------------              --------------------------
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

As of May 14, 2009, the registrant had outstanding 6,307,510 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                MPM TECHNOLOGIES, INC.
                                                   AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                            March 31, 2009          December 31, 2008
                                                                          -------------------     ----------------------
                                                                             (UNAUDITED)                (AUDITED)
Current assets:
     Cash and cash equivalents                                                        $7,531                    $16,290
     Accounts receivable, net of allowance for doubtful accounts
       of $-0-                                                                        50,032                     57,101
     Other current assets                                                              5,150                      8,250

                                                                          -------------------     ----------------------
                             Total current assets                                     62,713                     81,641
                                                                          -------------------     ----------------------
     Property, plant and equipment, net                                                4,290                      5,013
     Mineral properties held for sale                                              1,070,368                  1,070,368
     Other assets, net                                                               136,375                    136,375
                                                                          -------------------     ----------------------
                                                                                  $1,273,746                 $1,293,397
                                                                          ===================     ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $384,770                   $350,741
     Accrued expenses                                                                379,332                    395,841
     Billings in excess of costs and estimated earnings                                    -                     49,498
     Notes payable                                                                 5,528,214                  5,457,565

     Related party debt                                                            7,520,860            7,216,660
                                                                          -------------------     ----------------------
                             Total current liabilities                            13,813,176                 13,470,305
                                                                          -------------------     ----------------------

Commitments and contingencies                                                     -                         -

Stockholders' equity (impairment):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding                                -                         -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,307,510 shares issued and outstanding                             6,308                      6,308

     Additional paid-in capital                                                   12,279,698                 12,279,698
     Accumulated deficit                                                        (24,825,436)               (24,462,914)
                                                                          -------------------     ----------------------
                             Total stockholders' equity (impairment)            (12,539,430)               (12,176,908)
                                                                          -------------------     ----------------------
                                                                                  $1,273,746                 $1,293,397
                                                                          ===================     ======================



                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,

                                                            2009             2008
                                                       -------------    ---------------
Revenues - Projects                                         $102,998           $35,430
Revenues - Parts and service                                  81,075            71,964
                                                       --------------   ---------------
Total Revenues                                               184,073           107,394
                                                       --------------   ---------------
Cost of sales - Projects                                      58,757            13,367
Cost of sales - Parts and service                             42,346            29,042
                                                       --------------   ---------------
Total cost of sales                                          101,103            42,409
                                                       --------------   ---------------
Gross margin                                                  82,970            64,985
Selling, general and administrative expenses                 231,834           254,128
                                                       --------------   ---------------
Loss from operations                                       (148,864)         (189,143)
                                                       --------------   ---------------

Other income (expense):
      Interest expense                                     (213,658)         (180,419)

                                                       --------------   ---------------
Net other income (expense)                                 (213,658)         (180,419)
                                                       --------------   ---------------

     Net loss                                             ($362,522)        ($369,562)
                                                       ==============   ===============

Income per share - basic and diluted:
     Net loss                                                ($0.06)           ($0.06)
                                                       ==============   ===============

Weighted average shares of common stock outstanding -
     Basic and diluted                                     6,307,510         6,263,064
                                                       ==============   ===============



                                  MPM TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                                           Three Months Ended
                                                                                March 31,
                                                                         2009                2008
                                                                   -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               ($362,522)         ($369,562)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                                723                723
   Accrued interest and expenses on long-term debt                           70,649             67,618
   Accrued interest and deferred expenses on related party debt             178,200            148,150
   Change in assets and liabilities:
              Accounts receivable                                             7,069             13,852
              Other current assets                                            3,100              1,257
              Accounts payable and accrued expenses                          17,520           (88,754)
              Billings in excess of costs and estimated earnings           (49,498)                  -
                                                                   -----------------    ---------------
Cash used in operating activities                                         (134,759)          (226,716)
                                                                   -----------------    ---------------

Cash flows from financing activities:
     Proceeds from related party debt                                       126,000            208,000
                                                                   -----------------    ---------------
Net cash provided by financing activities                                   126,000            208,000
                                                                   -----------------    ---------------

Net decrease in cash and cash equivalents                                   (8,759)           (18,716)
Cash and cash equivalents, beginning of period                               16,290             47,243
                                                                   -----------------    ---------------
Cash and cash equivalents, end of period                                     $7,531            $28,527
                                                                   =================    ===============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
                  Interest                                                      $ -                $ -
                  Income taxes                                                  $ -                $ -

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-Q of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2008. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended March 31, 2009 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2009.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements of December 31, 2008, the Company has not been able to generate any significant revenues and has a working capital deficiency of $13,750,463 at March 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements of December 31, 2008. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       Earnings Per Share

Earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following table reconciles the number of common shares used in the basic and diluted EPS calculations:

For the Three Months Ended March 31, 2009
-----------------------------------------
                                                 Weighted-
                                    Net           Average        Per-Share
                                   Loss           Shares           Amount
                                 ------------- --------------  ---------------
Basic EPS
Income available to common
  stockholders                      $(362,522)      6,307,510          $(0.06)

Effect of Dilutive Securities
Common stock options                        -       2,085,084               -
                                 ------------- --------------  ---------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                       $(362,522)      8,392,594          $(0.06)
                                 ============= ==============  ===============

For the Three Months Ended March 31, 2008
-----------------------------------------
                                                 Weighted-
                                     Net          Average         Per-Share
                                     Loss         Shares           Amount
                                 ------------- --------------  ---------------
Basic EPS
Income available to common
  stockholders                      $(369,562)      6,263,064          $(0.06)

Effect of Dilutive Securities
Common stock options                        -       2,165,675               -
                                 ------------- --------------  ---------------

Diluted EPS
Income available to common
  stockholders - assumed
  conversions                       $(369,562)      8,428,739          $(0.06)
                                 ============= ==============  ===============


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

4.       Note Payable

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matured on January 2, 2008. As of March 31, 2009, the Company has $4,326,499 of principal advances and accrued interest and expenses of $1,201,715. During the quarters ended March 31, 2009 and 2008, the Company recorded interest expense of $70,649 and $67,618, respectively. This note payable was not paid at maturity. The lender has informally agreed to not pursue collection while revised terms are being negotiated. As of the date of this report, negotiations continue, but no revised agreement has been reached.

5.       Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At March 31, 2009, amounts owed these related parties totaled $7,520,860, due on demand. For the three months ended March 31, 2009 and 2008, the Company recorded $126,000 and $208,000 in advances and an additional $178,200 and $148,150 in interest expense and deferred expenses and reimbursements, respectively.

6.       Patent Pending

In February 2009, the Company filed a provisional new patent for a significantly improved Skygas process. There can be no guarantee that the new patent will be approved at this time. There is also a Canadian patent on the Skygas process that is due to expire in April 2009.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, ability to generate sufficient cash flow or secure additional sources of financing, collectability of project payments, future customer revenue, variability of quarterly operating results, completion of remaining contracts, attraction and retention of employees and key management personnel, political and economic uncertainty and other competitive factors. Additionally, there can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the Cautionary Statements") are disclosed in the annual report filed on Form 10-K. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

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

MPM holds a 58.21% interest in NuPower Partnership through its ownership of NuPower, Inc. No other operations were conducted through NuPower. NuPower Partnership is engaged in the development and commercialization of a waste-to-energy process. This is an innovative technology for the disposal and gasification of carbonaceous wastes such as municipal solid waste, municipal sewage sludge, pulp and paper mill sludge, auto fluff, medical waste and used tires. The process converts solid and semi-solid wastes into a clean-burning medium BTU gas that can be used for steam production for electric power generation. The gas may also be a useful building block for downstream conversion into valuable chemicals. NuPower Partnership owns 85% of the Skygas Venture. In addition to its partnership interest, MPM owns 15% of the Venture.

In 2008, a new company was incorporated named Skygas Energy Ontario Limited. NuPower, Inc. owns all 100 of the issued and outstanding shares of the new company. It is anticipated that this company will be part of a business venture in Canada to commercialize the Skygas process. Management is currently in negotiations with unrelated third parties with regard to this venture. It is unclear at this time what form this venture will take.

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

AirPol is an active continuing concern. The development of the Skygas process through NuPower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the three months ended March 31, 2009 and 2008 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from operations for the three months ended March 31, 2009 was $362,522 or $0.06 per share compared to a net loss of $369,562, or $0.06 per share for the three months ended March 31, 2008.

Three months ended March 31, 2009 compared to three months ended March 31, 2008
-------------------------------------------------------------------------------

For the three months ended March 31, 2009, MPM had a net loss $362,522, or $0.06 per share compared to a net loss of $369,562, or $0.06 per share for the three months ended March 31, 2008. Revenues increased 71% to $184,073 for the three months ended March 31, 2009 compared to $107,394 for the three months ended March 31, 2008. This was due to the completion of a project started in December 2008, and a slight increase in sales of parts and service. Costs of sales increased 138% to $101,103 for the three months ended March 31, 2009 compared to

$42,409 for the three months ended March 31, 2008. This was due to increases in project revenues and parts and service revenues as noted above. Operating expenses decreased 9% to $231,834 for the three months ended March 31, 2009 compared to $254,128 for the three months ended March 31, 2008.

The Company currently has no backlog of project work.


Financial Condition and Liquidity

For the three months ended March 31, 2009, the Company relied principally on cash from operations and loans from an officer/director to fund its activities. Working capital deficit at March 31, 2009 was $13,750,463 compared to $13,388,664 at December 31, 2008. The Company continues to work to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable because we are a "smaller reporting company," as defined by applicable SEC regulations.

Item 4.  Controls and Procedures.

Management's  Report  on  Disclosure   Controls  and  Procedures.
-----------------------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures had a material weakness because it did not have a sufficient number of personnel with adequate knowledge, experience and training in U.S. generally accepted accounting policies commensurate with MPM's reporting requirements. This material weakness required the identification of adjustments during the financial statement close process that have been recorded in MPM's consolidated financial statements. As a result of this material weakness, management has concluded that internal controls over disclosure controls and procedures and financial reporting were not effective at March 31, 2009, in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.
-----------------------------------------------------
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.       Description
-----------       -----------

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      MPM Technologies, Inc.


   May 15, 2009                                       /s/ Michael J. Luciano
 ---------------                                      ------------------------
     (date)                                            Michael J. Luciano
                                                       Chairman & CEO