Form 10-Q
period 2009-06-30
MPM TECHNOLOGIES INC
filed 2009-08-14
CIK 799268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                  For the quarterly period ended June 30, 2009
                         Commission File Number 0-14910

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

Registrant's telephone number, including area code: 973-428-5009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes     No
                                   ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.


        Large accelerated filer ___     Accelerated filer ___

        Non-accelerated filer   ___     Smaller reporting company  X
                                                                  ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  X  No
                                 ---     ---

As of August 10, 2009, the registrant had outstanding 6,707,796 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MPM TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       June 30, 2009   December 31, 2008
                                                      ---------------- -----------------
                                                        (UNAUDITED)        (AUDITED)

Current assets:
   Cash and cash equivalents                          $        12,830   $        16,290
   Accounts receivable, net of allowance for
    doubtful accounts
   of $-0-                                                     63,576            57,101
   Other current assets                                        12,132             8,250
                                                      ---------------- -----------------
      Total current assets                                     88,538            81,641
                                                      ---------------- -----------------
   Property, plant and equipment, net                           3,567             5,013
   Mineral properties held for sale                         1,070,368         1,070,368
   Other assets, net                                          136,375           136,375
                                                      ---------------- -----------------
                                                      $     1,298,848   $     1,293,397
                                                      ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $       187,627   $       350,741
   Accrued expenses                                           258,519           395,841
   Billings in excess of costs and estimated
    earnings                                                        -            49,498
   Notes payable                                            5,600,573         5,457,565
   Related party debt                                       7,787,054         7,216,660
                                                      ---------------- -----------------
      Total current liabilities                            13,833,773        13,470,305
                                                      ---------------- -----------------

Commitments and contingencies                                       -                 -

Stockholders' equity (impairment):
   Preferred stock, no stated value, 10,000,000
    shares authorized, no shares issued or
    outstanding                                                     -                 -
   Common stock, $.001 par value, 100,000,000
    shares authorized, 6,607,796 and 6,307,510
    shares issued and outstanding, respectively                 6,608             6,308

   Additional paid-in capital                              12,675,875        12,279,698
   Accumulated deficit                                    (25,217,408)      (24,462,914)
                                                      ---------------- -----------------
      Total stockholders' equity (impairment)             (12,534,925)      (12,176,908)
                                                      ---------------- -----------------
                                                      $     1,298,848   $     1,293,397
                                                      ================ =================

   The accompanying notes are an integral part of these financial statements.

                                   MPM TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                               Six Months Ended        Three Months Ended
                                                   June 30,                 June 30,
                                            -----------------------  -----------------------
                                               2009        2008         2009        2008
                                            ----------- -----------  ----------- -----------

Revenues - Projects                         $  102,998  $   35,430   $        -  $        -
Revenues - Parts and service                   257,641     192,086      176,566     120,122
                                            ----------- -----------  ----------- -----------
Total Revenues                                 360,639     227,516      176,566     120,122
                                            ----------- -----------  ----------- -----------

Cost of sales - Projects                        58,757      13,367            -           -
Cost of sales - Parts and service              130,247     100,019       87,901      70,977
                                            ----------- -----------  ----------- -----------
Total Cost of Sales                            189,004     113,386       87,901      70,977
                                            ----------- -----------  ----------- -----------
Gross margin                                   171,635     114,130       88,665      49,145

Selling, general and administrative
 expenses                                      464,696     547,268      232,862     293,148
Stock-based compensation                       210,300           -      210,300           -
                                            ----------- -----------  ----------- -----------
Total Operating Expenses                       674,996     547,268      443,162     293,148
                                            ----------- -----------  ----------- -----------
Loss from operations                          (503,361)   (433,138)    (354,497)   (244,003)
                                            ----------- -----------  ----------- -----------

Other income (expense):
   Interest expense                           (440,133)   (377,679)    (226,475)   (197,261)
   Gain from patent expirations                189,000           -      189,000           -
                                            ----------- -----------  ----------- -----------
Net other income (expense)                    (251,133)   (377,679)     (37,475)   (197,261)
                                            ----------- -----------  ----------- -----------
Net loss                                     ($754,494)  ($810,817)   ($391,972)  ($441,264)
                                            =========== ===========  =========== ===========

Income per share - basic and diluted:
   Net loss                                     ($0.12)     ($0.13)      ($0.06)     ($0.07)
                                            =========== ===========  =========== ===========

Weighted average shares of common stock
 outstanding -
   basic and diluted                         6,320,782   6,263,064    6,333,909   6,263,064
                                            =========== ===========  =========== ===========

   The accompanying notes are an integral part of these financial statements.

                   MPM TECHNOLOGIES, INC.
                      AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                   2009           2008
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       ($754,494)     ($810,817)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                    1,446          1,445
    Stock-based compensation                                       210,300              -
    Accrued interest and expenses on notes payable                 143,008        136,120
    Accrued interest and deferred expenses on related party
     debt                                                          367,394        338,832
    Change in assets and liabilities:
      Accounts receivable                                           (6,475)         9,254
      Costs and estimated earnings in excess of billings                 -              -
      Customer deposits                                                  -        (67,500)
      Other assets                                                  (3,882)          (599)
      Accounts payable and accrued expenses                       (114,259)       (30,467)
      Deferred revenue                                                   -        102,960
      Billings in excess of costs and estimated earnings           (49,498)             -
                                                                -----------    -----------
Net cash used in operating activities                             (206,460)      (320,772)
                                                                -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party debt                                 254,000        298,500
  Payments on related party debt                                   (51,000)             -
                                                                -----------    -----------
Net cash provided by financing activities                          203,000        298,500
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                (3,460)       (22,272)
Cash and cash equivalents, beginning of period                      16,290         47,243
                                                                -----------    -----------
Cash and cash equivalents, end of period                        $   12,830     $   24,971
                                                                ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest                                                        $        -     $        -
                                                                -----------    -----------
Income taxes                                                    $        -     $        -
                                                                -----------    -----------

In June 2009, accrued deferred compensation of $186,177 was converted to 300,286 shares of common stock.

Due to the expiration of certain patents and related agreements in April 2009, the Company realized a net gain of $189,000 from the reversal of amounts accrued against estimated future income from such patents. No revenues were realized from the patents.

   The accompanying notes are an integral part of these financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-Q of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2008. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended June 30, 2009 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2009.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements of December 31, 2008, the Company has not been able to generate any significant revenues and has a working capital deficiency of $13,745,235 at June 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements of December 31, 2008. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three and six months ended June 30, 2009 and 2008, the effect of common stock equivalents were anti-dilutive. As of June 30, 2009, common stock equivalents consisted of 2,065,084 common stock options.

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

4.  Note Payable

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matured on January 2, 2008. As of June 30, 2009, the Company has $4,326,499 of principal advances and accrued interest and expenses of $1,274,074. As of December 31, 2008, the Company had $4,326,499 of principal advances and accrued interest and expenses of $1,131,066. During the six months ended June 30, 2009 and 2008, the Company recorded interest expense of $143,008 and $136,119, respectively. This note payable was not paid at maturity. The lender has informally agreed to not pursue collection while revised terms are being negotiated. As of the date of this report, negotiations continue, but no revised agreement has been reached.

5.  Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At June 30, 2009 and December 31, 2008, amounts owed these related parties totaled $7,787,054 and $7,216,660, respectively, due on demand. For the six months and three months ended June 30, 2009, the Company recorded $254,000 and $128,000 in advances, repayments of $51,000 and $51,000, and an additional $367,394 and $189,194 in interest expense and deferred expenses and reimbursements, respectively. For the six and three months ended June 30, 2008, the Company recorded $325,500 and $117,500 in advances, and $311,832 and $163,682 in interest and deferred expenses and reimbursements, respectively.

6.  Patent Pending

In February 2009, the Company filed a provisional new patent for a significantly improved Skygas process. There can be no guarantee that the new patent will be approved at this time. There was also a Canadian patent on the Skygas process that expired in April 2009.

As a result of the patent expirations, and the related agreements, the Company recognized a gain of $189,000. This gain represents the net amounts accrued against unpaid advances on future income from the former patented technology. No income was recognized from the patents, and accordingly, no accrued amounts are due or owing from the patent agreements.

7.  Stock Conversion

On June 22, 2009, the Company issued 300,286 shares of common stock to an officer/director in conversion of $186,177 of accrued deferred compensation. The share price used for the conversion was $0.62.

8.  Stock-Based Compensation

On April 15, 2009, the Board of Directors authorized a five year extension of the expiration dates for 847,667 options outstanding that were due to expire in April and May, 2009. In accordance with FAS 123 (R), the Company recorded incremental compensation for the amended stock options based on the excess of the fair value of the amended option agreements over the fair value of the original options immediately before the amendment. Fair value was determined using a Black-Scholes Pricing Model, using the following assumptions: Dividend yield $0; Expected volatility range of 1% (pre-amendment) to 258% (post amendment); Risk-free interest rate of 1.71%; Expected lives of 4 or 34 days (pre-amendment) to 5 years (post-amendment). The Company recorded stock-based compensation in the second quarter of 2009 of $210,300 related to the amended option agreements.

9.  Subsequent Event

On July 14, 2009, the Company issued 100,000 shares of common stock to an officer/director in conversion of $100,000 of related party notes payable. The share price used for the conversion was $1.00.

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

Due to the expiration of the patents related to the original Skygas technology, the related agreements with the NuPower partnership have also expired. It is expected that new agreements will be negotiated over the next two quarters to recognize the newer technologies, and possibly raise some capital. There can be no guarantee that new capital will be raised, however.

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

The United States patent on the Skygas process expired in November 2008. The Company filed a provisional new patent for a significantly improved Skygas process in February 2009. There can be no guarantee that the new patent will be approved at this time. There was also a Canadian patent on the Skygas process that expired in April 2009.

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

AirPol is an active continuing concern. The development of the Skygas process through NuPower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the six months ended June 30, 2009 and 2008 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from operations for the six months ended June 30, 2009 was $754,494 or $0.12 per share compared to a net loss of $810,817, or $0.13 per share for the six months ended June 30, 2008.

Six and three months ended June 30, 2009 compared to six and three months ended
-------------------------------------------------------------------------------
June 30, 2008
-------------

For the six months ended June 30, 2009, MPM had a net loss of $754,494, or $0.12 per share compared to net loss of $810,817, or $0.13 per share for the six months ended June 30, 2008. Revenues increased 59% to $360,639 for the six months ended June 30, 2009 compared to $227,516 for the six months ended June 30, 2008. The revenue increase was due to the completion of a project in the first quarter, and improved revenues from sales of parts and service. Costs of sales increased 67% to $189,004 for the six months ended June 30, 2009 compared to $113,386 for the six months ended June 30, 2008. This was due to the completion of a project in the first quarter and increases in sales of parts and service. Operating expenses increased 23% to $674,996 for the six months ended June 30, 2009 compared to $547,268 for the six months ended June 30, 2008, primarily due to stock-based compensation expense in 2009 related to option agreement amendments.

For the three months ended June 30, 2009, MPM had a net loss of $391,972, or $0.06 per share compared to a net loss of $441,264, or $0.07 per share for the three months ended June 30, 2008. Revenues increased 47% to $176,566 for the three months ended June 30, 2009 compared to $120,122 for the three months ended June 30, 2008. This was due to improved parts and service sales in the second quarter of 2009. Costs of sales increased 24% to $87,901 for the three months ended June 30, 2009 compared to $70,977 for the three months ended June 30, 2008. This was due to the increased sales of parts and service. Operating expenses increased 51% to $443,162 for the three months ended June 30, 2009 compared to $293,148 for the three months ended June 30, 2008, primarily due to stock-based compensation expense in 2009 related to option agreement amendments.

The Company currently has no backlog of project work.


Financial Condition and Liquidity
---------------------------------

For the six months ended June 30, 2009, the Company relied principally on cash from operations and loans from an officer/director to fund its activities. Working capital deficit at June 30, 2009 was $13,745,235 compared to $13,388,664 at December 31, 2008. The Company continues to work to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.


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

As of June 30 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures had a material weakness because it did not have a sufficient number of personnel with adequate knowledge, experience and training in U.S. generally accepted accounting policies commensurate with MPM's reporting requirements. This material weakness required the identification of adjustments during the financial statement close process that have been recorded in MPM's consolidated financial statements. As a result of this material weakness, management has concluded that internal controls over disclosure controls and procedures and financial reporting were not effective at June 30, 2009, in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM's annual meeting of Stockholders was held on June 29, 2009. Following are the results of the stockholder voting:

Proposal 1 - Election of Directors

Name                      For           Withheld
----                      ---           --------
Richard E. Appleby      5,237,181        47,105
Richard Kao             5,237,181        47,105

Each director was re-elected for a three-year term.

Total shares represented by proxy and in person:  5,284,286
Percentage of the outstanding votable shares:  83.03%
Outstanding votable shares:  6,307,510


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


                                        MPM Technologies, Inc.


August 14, 2009                         /s/ Michael J. Luciano
---------------                         ---------------------------
   (date)                               Michael J. Luciano
                                        Chairman & CEO