Form 10-Q
period 2009-09-30
MPM TECHNOLOGIES INC
filed 2009-11-23
CIK 799268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange act of 1934

                For the quarterly period ended September 30, 2009
                         Commission File Number 0-14910

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes ___No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ___ No ___


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

  Large accelerated filer ___                    Accelerated filer ___

  Non-accelerated filer ___                      Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  ___ Yes       _X_No

As of November 23, 2009, the registrant had outstanding 6,707,796 shares of common stock and no outstanding shares of preferred stock, which are the registrant's only classes of stock.

                             MPM TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

                                TABLE OF CONTENTS



                                                                                            Page No
                                                                                            -------
Part I - Financial Information

Item 1    Financial Statements (unaudited) .......................................................4

          Condensed Consolidated Balance Sheets as of September 30, 2009
          (unaudited) and December 31, 2008.......................................................5

          Condensed Consolidated Statements of Operations for the Three and Nine
          Month Periods Ended September 30, 2009 (unaudited) and 2008 (unaudited).................6

          Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2009 (unaudited) and 2008 (unaudited)...............................7

          Notes to Condensed Consolidated Financial Statements....................................8

Item 2    Management's Discussion and Analysis of Financial Condition and Results of
          Operations.............................................................................11

Item 3    Quantitative and Qualitative Disclosures about Market Risk.............................13

Item 4    Controls and Procedures ...............................................................13

Part II - Other Information

Item 1    Legal Proceedings .....................................................................14

Item 1A   Risk Factors ..........................................................................14

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ...........................14

Item 3    Defaults upon Senior Securities .......................................................14

Item 4    Submission of Matters to a Vote of Security Holders....................................14

Item 5    Other Information .....................................................................14

Item 6    Exhibits...............................................................................14


Signatures                                                                                       14


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          MPM TECHNOLOGIES, INC.
                                            AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                   September 30, 2009   December 31, 2008
                                                                   ------------------   ------------------
                                                                      (UNAUDITED)

Current assets:
     Cash and cash equivalents                                     $           26,674   $           16,290
     Accounts receivable, net of allowance for doubtful accounts
       of $-0-                                                                 47,746               57,101
     Other current assets                                                      13,892                8,250

                                                                   ------------------   ------------------
                      Total current assets                                     88,312               81,641
                                                                   ------------------   ------------------
     Property, plant and equipment, net                                         2,844                5,013
     Mineral properties held for sale                                       1,070,368            1,070,368
     Other assets, net                                                        136,375              136,375
                                                                   ------------------   ------------------
                                                                   $        1,297,899   $        1,293,397
                                                                   ==================   ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $          147,816   $          350,741
     Accrued expenses                                                         249,025              395,841
     Billings in excess of costs and estimated earnings                       125,054               49,498
     Notes payable                                                          5,674,685            5,457,565
     Related party debt                                                     7,885,076            7,216,660
                                                                   ------------------   ------------------
                      Total current liabilities                            14,081,656           13,470,305
                                                                   ------------------   ------------------

Commitments and contingencies                                                       -                    -

Stockholders' equity (impairment):
     Preferred stock, no stated value, 10,000,000 shares
       authorized, no shares issued or outstanding                                  -                    -
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 6,707,796 and 6,307,510 shares issued
       and outstanding, respectively                                            6,708                 6,308

     Additional paid-in capital                                            12,775,775            12,279,698
     Accumulated deficit                                                  (25,566,240)          (24,462,914)
                                                                   ------------------    ------------------
                      Total stockholders' equity (impairment)             (12,783,757)          (12,176,908)
                                                                   ------------------    ------------------
                                                                   $        1,297,899    $        1,293,397
                                                                   ==================    ==================


               The  accompanying  notes are an integral part of these financial statements.

                                                  MPM TECHNOLOGIES, INC.
                                                    AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                                        (UNAUDITED)

                                                             Nine Months Ended            Three Months Ended
                                                               September 30,                September 30,
                                                        --------------------------    --------------------------
                                                           2009           2008           2009           2008
                                                        -----------    -----------    -----------    -----------

Revenues - Projects                                     $   143,304    $    35,430    $    39,046    $         -
Revenues - Parts and service                                399,581        438,437        143,199        246,351
                                                        -----------    -----------    -----------    -----------
Total Revenues                                              542,885        473,867        182,245        246,351
                                                        -----------    -----------    -----------    -----------

Cost of sales - Projects                                     81,956         13,367         23,199              -
Cost of sales - Parts and service                           189,958        206,827         59,711        106,808
                                                        -----------    -----------    -----------    -----------
 Total Cost of Sales                                        271,914        220,194         82,910        106,808
                                                        -----------    -----------    -----------    -----------
Gross margin                                                270,971        253,673         99,335        139,543

Selling, general and administrative expenses                693,623        879,075        228,926        331,807
Stock-based compensation                                    210,300              -              -              -
                                                        -----------    -----------    -----------    -----------
Total Operating Expenses                                    903,923        879,075        228,926        331,807
                                                        -----------    -----------    -----------    -----------
Loss from operations                                       (632,952)      (625,402)      (129,591)      (192,264)
                                                        -----------    -----------    -----------    -----------

Other income (expense):
     Interest expense                                      (659,374)      (584,916)      (219,241)      (207,237)
     Gain from patent expirations                           189,000              -              -              -
                                                        -----------    -----------    -----------    -----------
Net other income (expense)                                 (470,374)      (584,916)      (219,241)      (207,237)
                                                        -----------    -----------    -----------    -----------
Net loss                                                ($1,103,326)   ($1,210,318)     ($348,832)     ($399,501)
                                                        ===========    ===========    ===========    ===========

Income per share - basic and diluted:
     Net loss                                                ($0.17)        ($0.19)        ($0.05)        ($0.06)
                                                        ===========    ===========    ===========    ===========

Weighted average shares of common stock
outstanding -
     basic and diluted                                    6,446,443      6,266,795      6,693,666      6,274,176
                                                        ===========    ===========    ===========    ===========


                The  accompanying  notes are an integral  part of these financial statements.


                                             MPM TECHNOLOGIES, INC.
                                                AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                                  (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                      2009            2008
                                                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      ($1,103,326)   ($1,210,318)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                                  2,169          2,169
          Stock-based compensation                                                     210,300              -
          Accrued interest and expenses on notes payable                               217,120        206,278
          Accrued interest and deferred expenses on related party debt                 547,415        804,623
          Change in assets and liabilities:
              Accounts receivable                                                        9,355         (6,705)
              Other current assets                                                      (5,642)         6,695
              Accounts payable and accrued expenses                                   (163,563)       (16,561)
              Billings in excess of costs and estimated earnings                        75,556              -
                                                                                   -----------    -----------
Net cash provided by (used in) operating activities                                   (210,616)      (213,819)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party debt                                                  307,000        158,000
     Payments on related party debt                                                    (86,000)             -
     Stock issued for exercised options                                                      -         11,112
                                                                                   -----------    -----------
Net cash (used in) provided by financing activities                                    221,000        169,112
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                                    10,384        (44,707)
Cash and cash equivalents, beginning of period                                          16,290         47,243
                                                                                   -----------    -----------
Cash and cash equivalents, end of period                                           $    26,674    $     2,536
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
                  Interest                                                         $         -    $         -
                                                                                   -----------    -----------
                  Income taxes                                                     $         -    $         -
                                                                                   -----------    -----------


In June 2009, accrued deferred compensation of $186,177 was converted to 300,286 shares of common stock.

Due to the expiration of certain patents and related agreements in April 2009, the Company realized a net gain of $189,000 from the reversal of amounts accrued against estimated future income from such patents. No revenues were realized from the patents.

In July 2009, the Company issued 100,000 shares of common stock at $1.00 per share, to an office/director in conversion of $100,000 of related party notes payable.


   The accompanying notes are an integral part of these financial statements.

                     MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-Q of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2008. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the period ended September 30, 2009 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2009.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the Consolidated Financial Statements of December 31, 2008, the Company has not been able to generate any significant revenues and has a working capital deficiency of $13,993,344 at September 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in the notes to the Consolidated Financial Statements of December 31, 2008. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Earnings Per Share

Earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding in accordance with Financial Accounting Standards Board Accounting Codification Topic 260 (ASC 260), "Earnings Per Share". Diluted net loss per common share adjusts basic net loss per common share for the effects of outstanding common stock equivalents, only in the periods in which such effect is dilutive under the treasury stock method.

For the three and nine months ended September 30, 2009 and 2008, the effect of common stock equivalents were anti-dilutive. As of September 30, 2009, common stock equivalents consisted of 2,065,084 common stock options.


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

4.  Note Payable

In December 2002, the Company entered into a revolving credit agreement with an insurance company. Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003. The note is secured by stock and mineral property held for investment and matured on January 2, 2008. As of September 30, 2009, the Company has $4,326,499 of principal advances and accrued interest and expenses of $1,348,186. As of December 31, 2008, the Company had $4,326,499 of principal advances and accrued interest and expenses of $1,131,066. During the nine months ended September 30, 2009 and 2008, the Company recorded interest expense of $217,120 and $206,278, respectively. This note payable was not paid at maturity. The lender has informally agreed to not pursue collection while revised terms are being negotiated. As of the date of this report, negotiations continue, but no revised agreement has been reached.

5.  Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties. At September 30, 2009 and December 31, 2008, amounts owed these related parties totaled $7,885,076 and $7,216,660, respectively, due on demand. For the nine months and three months ended September 30, 2009, the Company recorded $307,000 and $53,000 in advances, repayments of $186,000 and $100,000, and an additional $547,415and $180,021 in interest expense and deferred expenses and reimbursements, respectively. For the nine and three months ended September 30, 2008, the Company recorded $483,500 and $158,000 in advances, and $479,123 and $167,291 in interest and deferred expenses and reimbursements, respectively.

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

7.  Stock Conversions

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

8.  Stock-Based Compensation

On April 15, 2009, the Board of Directors authorized a five year extension of the expiration dates for 847,667 options outstanding that were due to expire in April and May, 2009. In accordance with Financial Accounting Standards Board
Accounting Codification Topic 718-10-10, "Accounting for Stock Based Compensation" (ASC 718), the Company recorded incremental compensation for the amended stock options based on the excess of the fair value of the amended option agreements over the fair value of the original options immediately before the amendment. Fair value was determined using a Black-Scholes Pricing Model, using the following assumptions: Dividend yield $0; Expected volatility range of 1% (pre-amendment) to 258% (post amendment); Risk-free interest rate of 1.71%; Expected lives of 4 or 34 days (pre-amendment) to 5 years (post-amendment). The Company recorded stock-based compensation in the second quarter of 2009 of $210,300 related to the amended option agreements.

9.  Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles -- Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective  January 1, 2008,  the Company  adopted  FASB ASC  820-10,  Fair Value
Measurements and Disclosures -- Overall ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures -- Overall -- Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company's results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures -- Overall -- Transition and Open Effective Date Information ("ASC 820-10-65"). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments -- Overall -- Transition and Open Effective Date Information ("ASC 825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events -- Overall ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date -- that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company's results of operations or financial condition.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) ("ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures -- Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company's results of operations or financial condition.

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

In 2008, a new company was incorporated named Skygas Energy Ontario Limited. NuPower, Inc. owns all 100 shares of the issued and outstanding shares of the new company. It is anticipated that this company will be part of a business venture in Canada to commercialize the Skygas process. Management is currently in negotiations with unrelated third parties with regard to this venture. It is unclear at this time what form this venture will take.

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

AirPol is an active continuing concern. The development of the Skygas process through NuPower Partnership is also an ongoing process. No other operations were conducted. Accordingly, the financial statements for the nine months ended September 30, 2009 and 2008 include the operations of AirPol, Skygas and MPM.

MPM's consolidated net loss from operations for the nine months ended September 30, 2009 was $1,103,326 or $0.17 per share compared to a net loss of $1,210,318, or $0.19 per share for the nine months ended September 30, 2008.

Nine and three months ended September 30, 2009 compared to nine and three months
--------------------------------------------------------------------------------
ended Septmeber 30, 2008
------------------------
For the nine months ended September 30, 2009, MPM had a net loss of $1,103,326, or $0.17 per share compared to net loss of $1,210,318, or $0.19 per share for the nine months ended September 30, 2008. Revenues increased 15% to $542,885 for the nine months ended September 30, 2009 compared to $473,867 for the nine months ended September 30, 2008. The revenue increase was due to the completion of a project in 2009. Costs of sales increased 24% to $271,914 for the nine months ended September 30, 2009 compared to $220,194 for the nine months ended September 30, 2008. This was due to the completion of a project in 2009. Operating expenses increased 3% to $903,923 for the nine months ended September 30, 2009 compared to $879,075 for the nine months ended September 30, 2008, primarily due to stock-based compensation expense in 2009 related to option agreement amendments.

For the three months ended September 30, 2009, MPM had a net loss of $348,832, or $0.05 per share compared to a net loss of $399,501, or $0.06 per share for the three months ended September 30, 2008. Revenues decreased 26% to $182,245 for the three months ended September 30, 2009 compared to $246,351 for the three months ended September 30, 2008. This was due to lower parts and service sales in 2009. Costs of sales decreased 22% to $82,910 for the three months ended September 30, 2009 compared to $106,808 for the three months ended September 30, 2008. This was due to the decreased sales of parts and service. Operating expenses decreased 31% to $228,926 for the three months ended September 30, 2009 compared to $331,807 for the three months ended September 30, 2008.

The Company currently has a backlog of approximately $180,000 in project work. It is expected that this backlog will be consumed by the end of the year.


Financial Condition and Liquidity
---------------------------------

For the nine months ended September 30, 2009, the Company relied principally on cash from operations and loans from an officer/director to fund its activities. Working capital deficit at September 30, 2009 was $13,993,344 compared to $13,388,664 at December 31, 2008. The Company continues to work to narrow its losses and get to a cash flow neutral position. There can be no assurances that management will be successful in attaining this goal. Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable because we are a "smaller reporting company," as defined by applicable SEC regulations.

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures.
----------------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of September 30 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures had a material weakness because it did not have a sufficient number of personnel with adequate knowledge, experience and training in U.S. generally accepted accounting policies commensurate with MPM's reporting requirements. This material weakness required the identification of adjustments during the financial statement close process that have been recorded in MPM's consolidated financial statements. As a result of this material weakness, management has concluded that internal controls over disclosure controls and procedures and financial reporting were not effective at September 30, 2009, in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No        Description
----------        -----------

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


                                                       MPM Technologies, Inc.


      November 23, 2009                                  /s/  Michael J. Luciano
   ----------------------                                -----------------------
           (date)                                        Michael J. Luciano
                                                       Chairman & CEO