Form 10-K
period 2009-12-31
MPM TECHNOLOGIES INC
filed 2010-04-15
CIK 799268

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
Form 10-K

        [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
Commission File Number 0-14910

MPM TECHNOLOGIES, INC.
(Exact Name of Registrant as specified in its Charter)

WASHINGTON	81-0436060
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

199 POMEROY ROAD, PARSIPPANY, NEW JERSEY 07054
(Address of principal executive offices)

Registrant’s telephone number, including area code: 973-428-5009

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:  None

COMMON STOCK, PAR VALUE OF $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  __Yes  _X_ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  __Yes  _X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X Yes __ No

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ___Yes  ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one.)

Large accelerated filer __        Accelerated filer __

Non-accelerated filer __          Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). __Yes  X  No

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the closing price of $0.90 at which the common equity was sold as of April 9, 2010 was $6,037,016.

The number of shares outstanding of the registrant’s common stock as of April 9, 2010 was 6,707,796.

PART I

Item 1.  Business

Incorporated in 1983, MPM Technologies, Inc. (“MPM” or “the Company”) as of year ended December 31, 2009, had three wholly owned subsidiaries: AirPol, Inc. (“AirPol”), NuPower, Inc. (“NuPower”) and MPM Mining Inc. (“Mining”). For the year ended December 31, 2009, AirPol was the only revenue generating entity.

AirPol operates in the air pollution control industry.  It sells air pollution control systems to Fortune 500 and other large industrial companies in the U.S and worldwide.

The Company, through its wholly-owned subsidiary, NuPower, Inc., is engaged in the development and commercialization of a waste-to-energy process known as Skygas™.  These efforts are largely through NuPower’s participation in NuPower Partnership in which MPM has a 58.21% partnership interest. NuPower Partnership owns 85% of the Skygas Venture. In addition to its partnership interest through NuPower Inc, MPM also owns 15% of the Venture.

Mining operations were discontinued several years ago.  Due to the extremely high precious metals prices, MPM management is planning to restart the mining operations.  The Company may either restart mining operations using its own resources and personnel or partner with a joint-venture partner.  Accordingly, management is actively seeking a joint-venture partner with the necessary financial abilities to further explore and develop the properties.  There can be no guarantee that management will be successful in its initiatives.

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

In building the systems, AirPol personnel conduct engineering design work, and produce design drawings for the fabrication of steel or plastic vessels, steel supports and access facilities.  AirPol personnel also prepare equipment specifications for needed equipment such as spray nozzles, pumps, fans, instrumentation and controls. AirPol personnel then retain a fabricator for the fabrication of the system’s components.  AirPol personnel arrange for delivery of these to the customer’s location.  Normally, AirPol is not responsible for the installation of the systems.  In this case, AirPol personnel will arrange for an erection supervisor to make sure the installation meets AirPol quality standards.  If AirPol is responsible for the installation, they will hire mechanical and electrical contractors to perform the installation.

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

The United States patent on the Skygas process expired in November 2008.  The Company filed a one year provisional new patent for a significantly improved Skygas process in February 2009.  In February 2010, a renewal provisional patent application was filed.  There can be no guarantee that the new patent will be approved at this time.  There was also a Canadian patent on the Skygas process that expired in April 2009.

Due to the expiration of the patents related to the original Skygas technology, the related agreements with the NuPower partnership have also expired.  Management expects that the NuPower Partnership will be terminated, or changed if new agreements can be negotiated that recognize the updated technologies.  There can be no assurance that new agreements will be achieved.

In 2008 a new company was incorporated named Skygas Energy Ontario Limited (“SEOL”).  NuPower, Inc. owns all 100 of the issued and outstanding shares of the new company.  Negotiations with unrelated third parties with regard to this venture were terminated when agreements could not be reached with the unrelated third parties. No other activities have been transacted within SEOL.

MPM MINING, INC.

The company owns 7.5 patented claims and 2 unpatented claims and leases 7 patented claims with options to purchase on approximately 300 acres in Montana’s historical Emery Mining District.  It also owns a 200-ton per day onsite floatation mill.  Companies such as Exxon Mobil Corporation, Freeport McMoran Gold Company and Hecla Mining Company in addition to MPM Mining have conducted extensive exploration in the area.

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

The company has Rake classifier ship, Wilfley Concentrate table, Marcy ball mill 5’x4’, flotation machines and equipment, Denver water pumps, 3 deck concentrate table, Hardinge ball mill and Elmco filter press. There is an office trailer and living quarters for personnel including a deep well and septic system.  There are two storage ponds and a creek running through the property.

MPM has spent over $1.3 million on exploration and drilling programs including work done by Exxon, Freeport McMoran, and most recently Hecla Mining Company. Hecla’s drilling results were extremely encouraging in that some drill holes confirmed the possibility of open pit mining and that certain mineral deposits might be enlarged and improved in grade by further drilling. Additionally, there is considerable evidence of significant mineralized materials awaiting drilling programs.

The company has utilized reverse circulation and diamond core drilling techniques in five different programs the total of which are 182 drilled holes averaging 90’ in depth.  Additionally, 15 trenches 18’ deep and 6’ wide were dug.  All were assayed with all showing mineralization. There have been 5 exploration programs to date:

MPM Mining 6 drill holes 1983-84.
MPM Mining 13 drill holes and 15 trenches 1986
Freeport McMoran Gold Co. 78 drill holes 1988-89
Pegasus Gold Corp 3 drill holes 1990
Hecla Mining Co.  82 drill holes 1991-92

MPM MINING INC
EMERY DISTRICT MINERALIZED MATERIAL

	Tons	Ounces Per Ton
Location		Gold	Silver
Emery Mine	57,941	0.372	15.39
Emery Stockpiles	38,859	0.120	4.28
Bonanza	218,579	0.132	2.06
Hidden Hand	208,619	0.123	--

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

MPM management believes that resuming mining operations is a way to generate positive cash flows and mitigate the continuing losses from other operations given the current market prices and conditions for precious metals.  Accordingly, management is in the process of obtaining the necessary financing to restart mining operations. There can be no guarantee that management will be successful in its efforts.

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

Management considers MPM’s reportable segments to be business units that offer different products.  The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field.  Airpol operates in the air pollution control field.  MPM’s other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes.  Accordingly, for the years ended December 31, 2009 and 2008, the Company operated in one segment, and there is no separate segment reporting required.

BACKLOG

MPM had a backlog of orders or work in progress at AirPol of approximately $146,000 at December 31, 2009.  It is expected that this backlog will be consumed during the first two quarters of 2010.  There is currently no other backlog of orders for any of MPM’s other businesses.

WASTE-TO-ENERGY

MPM’s waste-to-energy process consists of an innovative technology known as “Skygas”.  The process is used in the disposal and gasification of various forms of non-metallic wastes.  MPM continues to negotiate with interested entities for the manufacture and operation of Skygas units.  These negotiations are ongoing, and MPM management is hopeful that there will be formal agreements in place during 2010.

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

There are a significant number of persons and companies developing or have developed any number of waste-to-energy systems.  Management of MPM believes that its development of Skygas™ as a non-polluting and energy efficient system will give it the necessary competitive edge in this area.

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

There are currently no seasonal influences on the ongoing development of the Skygas™ process.  It is also not expected that there will be any seasonal variations when the Skygas™ units are produced.

EMPLOYEES

At December 31, 2009, MPM had three employees and there were two employees at AirPol.  MPM believes that its relations with its employees are good.

Item 2.  Properties

AirPol leases its office space under a lease that expires in July of 2010.  MPM has no property related to its waste-to-energy operations.  MPM believes that its existing facilities are adequate for the current level of operations.

The MPM Mining property is located in the Emery Mining District of Powell County, Montana approximately seven miles northeast of Deer Lodge, Montana.  A road maintained by the county runs though or nearby company properties, mill and infrastructures. All titles to the company’s properties are secured.  All leased claims are up to date and paid in full.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2009.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

a)  Market Information

On February 18, 2003 MPM common stock began trading on the OTC Bulletin Board under the trading symbol MPML. The following table shows quarterly high and low bid prices for 2009 and 2008 as reported by the National Quotations Bureau Incorporated.  These prices reflect interdealer quotations without adjustments for retail markup, markdown or commission and do not necessarily represent actual transactions.

	High Bid	Low Bid
2009
First Quarter	$0.42	$0.20
Second Quarter	0.25	0.10
Third Quarter	0.16	0.10
Fourth Quarter	1.00	0.11

2008
First Quarter	$0.51	$0.25
Second Quarter	0.95	0.10
Third Quarter	1.01	0.40
Fourth Quarter	0.80	0.25

b) Holders

As of April 11, 2010, there were approximately 1,500 holders of record of the Registrant’s common stock.

c)  Dividends

MPM has not paid dividends in the past.  It is not anticipated that MPM will distribute dividends for the foreseeable future.  Earnings of MPM are expected to be retained to enhance its capital and expand its operations.

d)  Recent Sales of Unregistered Securities

None

Item 6.  Selected Financial Data

Selected Financial Data (Unaudited)
	2009	2008	2007	2006	2005
Statement of Operations Data
Revenue	$558,444	$567,343	$2,715,205	$1,729,257	$1,959,353
Gross margin	$271,372	$318,201	$829,038	$673,489	$787,852
Operating loss	$(870,017)	$(941,871)	$(804,341)	$(417,034)	$(299,161)
Net income (loss)	$(1,563,759)	$(1,717,511)	$(2,301,682)	$(1,092,896)	$1,898,498)
Net income (loss) per share basic	$(0.24)	$(0.27)	$(0.37)	$(0.33)	$0.60
Net income (loss) per share diluted	$(0.24)	$(0.27)	$(0.37)	$(0.33)	$0.40
Weighted average shares outstanding - basic	6,513,415	6,257,025	6,263,064	3,318,078	3,183,064
Weighted average shares outstanding - diluted	6,513,415	6,257,025	6,263,064	3,318,078	5,067,599
Balance Sheet Data
Total assets	$1,224,484	$1,293,397	$1,255,550	$2,082,397	$1,739,992
Total liabilities	$14,468,674	$13,470,305	$11,726,059	$9,881,008	$9,215,707
Stockholders' impairment	$(13,244,190)	$(12,176,908)	$(10,470,509)	$(7,798,611)	$(7,475,715)
Other Information
Net cash provided by (used in) operating activities	$(230,258)	$(545,190)	$(1,660,781)	$134,828	$(311,483)
Working capital deficit	$(14,453,054)	$(13,388,664)	$(11,630,782)	$(5,889,394)	$(5,822,003)
Return on average stockholders' impairment	-12.3%	-15.2%	-24.7%	-14.3%	22.5%
Stock price at year end	$1.00	$0.25	$0.30	$0.50	$0.22
Number of employees	5	5	7	7	8
Number of stockholders	1,500	1,500	1,600	1,800	1,800

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to reading this section, you should read the consolidated financial statements that begin on page F-1. That section contains all detailed financial information including our results of operations.

a)  Results of Operations

MPM acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS miljo, Inc. as of July 1, 1998.  MPM formed AirPol to run this air pollution control business.  The results of operations for the years ended December 31, 2009 and 2008 include the operations of AirPol.

For the year ended December 31, 2009, MPM had consolidated revenues of $558,444.  Consolidated revenues for 2008 were $567,343.  MPM had a net loss for the year 2009 of $1,563,759, or $0.24 per share.  MPM’s net loss for 2008 was $1,717,511, or $0.27 per share.  Revenues were again hurt by the lack of enforcement of clean air laws.  Air pollution control companies depend heavily on the enforcement of clean air laws.

MPM’s management continues to work to bring the Company to profitability.  Other businesses are being evaluated to consider moving the Company’s business toward other more profitable ventures.  There have been significant consolidations in the air pollution control industry in the past few years.  MPM management’s short- term goal is to operate a lean, profitable company.

2009 COMPARED TO 2008

Revenues decreased $8,899 (or 2%) from $567,343 in 2008 to $558,444 in 2009.  This included an increase in project revenues of $103,872, while revenues from parts and service decreased by $112,771. The increase in project revenues was due primarily to there being virtually no projects for the 2008 year.  A small project was completed at the beginning of the year 2008, and another small project was started in December 2008.  A larger project was started in the fourth quarter 2009.  The net loss for 2009 was $1,563,759 or $0.24 per share compared to $1,717,511 or $0.27 per share in 2008.

Selling, general and administrative expenses decreased $118,683 from $1,260,072 in 2008 to $1,141,389 in 2009.  This decrease is due primarily to a net increase in payroll and related costs for stock-based compensation for option award modifications net of other salary and benefits, decrease of $74,000, and legal, consulting and licensing fees decrease of approximately $192,000.

The net loss in 2009 includes interest expense of $882,953 as compared to $775,210 in 2008.  This is a result of increased borrowings and limited debt repayments. In 2009, the Company realized $189,000 of income from the expiration of patent obligations that were accrued per various patent arrangements which expired in 2009.

LIQUIDITY AND CAPITAL RESOURCES

During 2009, funds for operations were provided primarily by loans from an officer/director.  Current cash reserves and continuing operations of AirPol are not believed to be adequate to fund MPM and its subsidiaries’ operations for the foreseeable future. MPM management is considering alternative sources of capital such as private placements, other stock offerings and loans from shareholders and officers to fund its current business and expand in other related areas through more acquisitions.

Following is a summary from MPM’s consolidated statements of cash flows:

	Year ended December 31
	2009		2008

Net cash used in operating activities		$(230,258)	$(545,190)

Net cash used in investing activities		$-	$(54,375)

Net cash provided by financing activities		$221,400	$568,612

Net decrease in cash and cash equivalents	$	(8,858)	$(30,953)

Net cash used in operating activities in 2009 and 2008 was due to the net losses of the Company.

The net cash provided by financing activities in 2009 of $221,400 was due to loans from related parties, net of repayments.  The net cash provided by financing activities in 2008 of $568,612 was due to loans from related parties.

The Company has a working capital deficiency of $14,453,054 at December 31, 2009. Current liabilities include $8,058,656 of related party debt which management believes can be deferred beyond twelve months. Also included in current liabilities is $5,749,777 of a note payable which management is currently renegotiating. Management is optimistic that the lender will agree to terms that will extend the payment and allow the Company to meet its obligations and continue business for the next twelve months. There is no guarantee of the outcome of these plans.

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

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

IMPACT OF INFLATION

Although inflation has been low in recent years, it is still a factor in our economy and MPM continually seeks ways to mitigate its impact.  To the extent permitted by competition, AirPol passes increased costs on to its customers by increasing prices over time.  Management estimates that the impact of inflation on the revenues for 2009 was negligible.

Since MPM did not engage in any mining operations, sales of metals or metal bearing ores, and was in the development stage of the waste-to-energy process, inflation did not materially impact the financial performance of those segments of the MPM’s business.  Management estimates that the operations of MPM were only nominally impacted by inflation.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation, statements relating to MPM’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following:  (i) MPM’s loans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of MPM’s management; (ii) MPM’s plans and results of operations will be affected by its ability to manage its growth and (iii) other risks and uncertainties indicated from time to time in MPM’s filings with the Securities and Exchange Commission.

Item 8.  Financial Statements

The financial statements follow on the next page.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of the Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MPM Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MPM Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (impairment) and cash flows for each of the two years in the two-year period ended December 31, 2009.  MPM Technologies, Inc. and Subsidiaries’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPM Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for each of the two years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the Consolidated Financial Statements, the Company has not been able to generate any significant revenues and has a working capital deficiency of $14,453,054 at December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations.  Management’s plans in regard to these matters are described in the notes to the Consolidated Financial Statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2010

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2009	2008

Current assets:
Cash and cash equivalents	$7,432	$16,290
Accounts receivable, net of allowance for doubtful
accounts of $-0-	8,188	57,101
Other current assets	-	8,250
Total current assets	15,620	81,641
Property, plant and equipment, net (note 4)	2,121	5,013
Mineral properties held for sale (note 11)	1,070,368	1,070,368
Other assets, net (note 15)	136,375	136,375
	1,224,484	1,293,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	227,471	350,741
Accrued expenses	286,603	395,841
Billings in excess of costs and estimated earnings	146,167	49,498
Notes payable (note 5)	5,749,777	5,457,565
Related party debt (note 6)	8,058,656	7,216,660
Total current liabilities	14,468,674	13,470,305

Commitments and contingencies	-	-

Stockholders' equity (impairment):
Preferred stock, no stated value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 6,707,796 and 6,307,510 shares issued
and outstanding, respectively	6,708	6,308
Additional paid-in capital	12,775,775	12,279,698
Accumulated deficit	(26,026,673)	(24,462,914)
Total stockholders' equity (impairment)	(13,244,190)	(12,176,908)
	$1,224,484	$1,293,397

See accompanying summary of accounting policies and notes to the consolidated financial statements.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Revenues – Projects (Note 3)	$143,304	$39,432
Revenues – Parts and service (Note 3)	415,140	527,911
Total Revenues	558,444	567,343
Cost of sales – Projects	90,981	7,821
Cost of sales – Parts and service	196,091	241,321
Total cost of sales	287,072	249,142
Gross margin	271,372	318,201
Selling, general and administrative expenses	1,141,389	1,260,072

Loss from operations	(870,017)	(941,871)

Other income (expense):
Expiration of patent obligations (Note 12 )	189,000	-
Interest expense (Note 5and 6)	(882,953)	(775,800)
Other income (expense), net	211	160
Net other expense	(693,742)	(775,640)
Net (loss)	$(1,563,759)	$(1,717,511)

Loss per share – basic and diluted	$(0.24)	$(0.27)

Weighted average shares of common stock outstanding – basic and diluted	6,513,415	6,257,025

See accompanying summary of accounting policies and notes to the consolidated financial statements.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Impairment)

Balance, January 1, 2008	6,263,064	$6,263	$12,268,631	$(22,745,403)	$(10,470,509)

Stock isssued for options exercised	44,446	45	11,067	-	11,112

Net loss	-	-	-	(1,717,511)	(1,717,511)

Balance, December 31, 2008	6,307,510	6,308	12,279,698	(24,462,914)	(12,176,908)

Stock issued on related party debt conversion	100,000	100	99,900	-	100,000
Stock issued for deferred compensation payable	300,286	300	185,877	-	186,177
Stock based compensation for option award modifications	-	-	210,300	-	210,300

Net loss	-	-	-	(1,563,759)	(1,563,759)

Balance, December 31, 2009	6,707,796	$6,708	$12,775,775	$(26,026,673)	$(13,244,190)

See accompanying summary of accounting policies and notes to the consolidated financial statements.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,563,759)	$(1,717,511)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,892	2,892
Stock based compensation	210,300	-
Allowance for doubtful accounts	-	(10,000)
Accrued interest and expenses on note payable	292,212	277,362
Accrued interest and deferred expenses on related party debt	720,596	670,556
Changes in assets and liabilities:
Accounts receivable	48,913	(23,185)
Other current assets	8,250	15,868
Accounts payable and accrued expenses	(46,331)	189,330
Billings in excess of costs and estimated earnings	96,669	49,498
Net cash used in operating activities	(230,258)	(545,190)

Cash flows from investing activities:
Cash paid for patent costs	-	(54,375)
Net cash used in investing activities	-	(54,375)

Cash flows from financing activities:
Proceeds from related party debt	322,400	557,500
Repayments on related party debt	(101,000)	-
Stock issued for exercised options	-	11,112
Net cash provided by financing activities	221,400	568,612

Net decrease in cash and cash equivalents	(8,858)	(30,953)
Cash and cash equivalents, beginning of year	16,290	47,243
Cash and cash equivalents, end of year	$7,432	$16,290

Supplemental Disclosures Of Cash Flow Information

Cash paid during the year for:
Interest	$-	598
Income taxes	$-	3,680

Due to the expiration of certain patents and related agreements in April 2009, the Company realized a net gain of $189,000 from the reversal of amounts accrued against estimated future income from such patents. No revenues were realized from the patents.

In June 2009, accrued deferred compensation of $186,177 was converted to 300,286 shares of common stock.

In July 2009, the Company issued 100,000 shares of common stock at $1.00 per share, to an officer/ director in conversion of $100,000 of related party notes payable.

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

AirPol, Inc. (AirPol), a wholly owned subsidiary, was acquired on July 2, 1998.  AirPol designs, engineers, supplies and services air pollution control systems.  AirPol’s systems utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution.

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

In 2008 a new company was incorporated named Skygas Energy Ontario Limited (“SEOL”).  NuPower owns all 100 of the issued and outstanding shares of the new company.  This company is seeking a business venture in Canada to commercialize the Skygas process.  Management was in negotiations with unrelated third parties with regard to this venture, however, such negotiations were terminated when agreements could not be reached.  It is unclear at this time what form this venture will take.

The United States patent on the Skygas process expired in November 2008.  The Company filed a one-year provisional new patent for a significantly improved Skygas process in February 2009.  In February 2010, a renewal patent application was filed.  There can be no guarantee that the new patent will be approved at this time.  There was also a Canadian patent on the Skygas process that expired in April 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the following subsidiaries and other entities controlled by the Company: AirPol, Inc. (AirPol), MPM Mining, Inc., NuPower, Inc. (NuPower), NuPower Partnership (a General Partnership), Skygas Venture (Skygas) and SEOL.  Intercompany accounts and transactions among the companies have been eliminated.

Segment Reporting

Management considers MPM’s reportable segments to be business units that offer different products.  The business segments may be reportable because they are each managed separately, or they design and engineer distinct products with different applications in the air pollution control field.  AirPol operates in the air pollution control field.  MPM’s other segments are essentially non-operational at the present time, and, accordingly have been aggregated for reporting purposes.  Accordingly, for the years ended December 31, 2009 and 2008, the Company operated in one segment, and there is no separate segment reporting required.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of December 31, 2009, the Company has a working capital deficiency, an accumulated deficit, and has not been able to generate any significant revenues. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The Company plans to raise additional capital in the future.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company has a working capital deficiency of $14,453,054. Current liabilities include $8,058,656 of related party debt which management believes can be deferred beyond twelve months. Also included in current liabilities is $5,749,777 of a note payable which management is currently renegotiating. Management is optimistic that the lender will agree to terms that will extend the payment and allow the Company to meet its obligations and continue business for the next twelve months. There is no guarantee of the outcome of these plans.

3.  Summary of Significant Accounting Policies

Revenue Recognition

Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion.  Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation.  Selling, general and administrative costs are charged to expense as incurred.  Other revenue is recorded on the basis of shipment or performance of services or shipment of products.  Provision for estimated contract losses, if any, is made in the period that such losses are determined.  During 2009 and 2008, no amounts were recognized for estimated contract losses.

The asset “costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts invoiced.  The liability “billings in excess of costs and estimated earnings” represents invoices in excess of revenues recognized.

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

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Modification (ASC) 740-10 “Income Taxes”.  FASB ASC 740-10 uses the asset and liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates.  Deferred income tax expense or benefit is based on the changes in the financial statement basis versus the tax bases in the Company’s assets or liabilities from period to period.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising expense was $-0- and $3,167 for the years ended December 31, 2009 and 2008, respectively.

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

Stock Based Compensation

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under FASB Accounting Standards Codification 718. For non-employees, the fair market value of the Company’s stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model.  Under the provisions of FASB ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet as of December 31, 2009 for cash equivalents, investments, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

Earnings Per Share

FASB ASC requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures.  Basic earnings (loss) per share includes no dilution and is calculated by dividing income available to common shareholders by the weighted average number of shares actually outstanding during the period.  Diluted earnings per share, computed using the treasury stock method, reflects the potential dilution of securities (such as stock options, warrants and securities convertible into common stock assuming all in-the-money) that could share in the earnings of an entity. At December 31, 2009 and 2008, outstanding options to purchase 2,085,084 shares of the Company’s common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following at:

	December 31,
	2009	2008

Equipment	$153,265	$271,437
Furniture and fixtures	31,008	31,008
Leasehold improvements	8,321	8,321
	192,594	310,766
Less accumulated depreciation	190,473	305,753
	$2,121	$5,013

Depreciation expense charged to operations was $2,892 and $2,892 in 2009 and 2008, respectively.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Note Payable and Long-Term Debt

In December 2002, the Company entered into a revolving credit agreement with an insurance company.  Under the terms of its agreement, the Company could borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003.  As of December 31, 2009 and 2008, the Company had $4,326,499 and $4,326,499, respectively, of principal advances and accrued interest of $1,423,278 and $1,131,066, respectively, outstanding under the agreement.  During the years ended December 31, 2009 and 2008, the Company recorded interest expense of $292,212 and $277,362, respectively. The note is secured by stock and mineral property held for investment and matured on January 2, 2008.  This note payable has not been paid at maturity and management is currently renegotiating its terms with the lender.  Through the date of this report, no revised terms have been arranged on this defaulted debt.

6.  Related Party Debt

Related party debt consists of the following at:

	December 31,
	2008	2008

Due to an officer/director	$4,565,771	$4,138,449
Due to a trust for which an officer/director is trustee	2,649,000	2,239,525
Due to a partnership for which the above trust and another
officer/director are partners	422,653	388,453
Due to another officer/director	421,232	450,133

	$8,058,656	$7,216,660

The related party debt consists of advances received from and deferred expenses and reimbursements to the parties shown above.  Interest expense accrued on this related party debt for the years ended December 31, 2009 and 2008 was $590,741 and $670,556, respectively.  The debt is unsecured, bears interest at 12% per annum, and is due on demand.

7.  Commitments and Contingencies

The Company leases office space and mineral properties under operating leases that expire at various dates through 2010.  Future minimum rental payments required under operating leases that have initial and remaining non-cancellable terms in excess of one year are as follows:  $50,023 for the year ending December 31, 2010.

Rent expense for the years ended December 31, 2009 and 2008 was $81,908 and $87,341, respectively.

In December 2007, the Company entered an agreement with an officer/director regarding payroll reductions in 2003.  Under the terms of the agreement, the Company will retroactively reimburse the officer/director for salary reductions from April 2003 if certain conditions are met.  These include the profitability of the Company and its ability to repay the amounts due. Additionally, under the terms of the agreement, unpaid accrued amounts will bear interest at 8% per annum beginning January 1, 2008.  For the years ended December 31, 2009 and 2008, amounts accrued and charged to expense were $32,117 and $40,238, respectively, which includes accrued interest of $7,807 and $12,134, respectively.  In June 2009, the officer/director converted $186,177 of the accrued deferred compensation into 300,286 shares of common stock of the Company.  As of December 31, 2009 and 2008, amounts owed to this officer/director were $19,672 and $173,732, respectively, recorded within the caption “Accrued expenses”.

The Company has a contract with R.D. Little Co. to provide shareholder and investor relations services.  During 2008, the Company renewed this contract for five more years.  Robert D. Little, Secretary of the company, owns R.D. Little Co.  For the years ended December 31, 2009 and 2008, MPM paid $83,400 and $74,000, respectively, for these services.  As of December 31, 2009 and 2008, amounts owed to R.D. Little Co. were $102,179 and $79,454, respectively, recorded within the caption “Accrued expenses”.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Income Taxes

The significant components of the Company’s net deferred tax asset is as follows as of December 31:

	2009	2008

Net operating loss carryforward	$5,100,000	$4,200,000
Differences between book and tax depreciation	20,000	20,000
Goodwill and purchase asset adjustments	-	-
Write-down of mineral properties	136,000	136,000
Other	40,000	40,000
	5,296,000	5,206,000
Less: valuation allowance	5,296,000	5,206,000
	$-	$-

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2009 and 2008.  The valuation allowance increased $90,000 since December 31, 2008.

At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $11.4 million that expire in the years 2010 through 2029.  MPM files income tax returns in various states.  At December 2009, the Company has net operating loss carryforwards for state income tax purposes totaling ranging from approximately $2.7 to approximately $5.1 million, depending on the state, that expire in the years 2010 through 2029.

9.  Stockholders’ Equity

Stock Option Plan

On May 22, 1989, the shareholders of the Company voted to approve a stock option plan (the Plan) for selected key employees, officers and directors of the Company.  The Plan is administered by a Compensation Committee of the Board of Directors (the “Committee”) consisting of those directors of the Company and individuals who are elected annually by the Board of Directors to the Committee.  The Board of Directors has chosen one of the Company’s directors and one outside individual to serve on the Committee.  No director eligible to receive options under the Plan may vote upon the granting of an option or Stock Appreciation Rights (SAR) to himself or herself or upon any decision of the Board of Directors or the Committee relating to the Plan.  Under the Plan, a maximum of 236,667 shares were approved to be granted, which in 2003 was increased by 300,000.  During the 2008 shareholders’ meeting the shareholders voted to increase the number of shares  authorized to be granted under the plan by 500,000 shares. Generally, the Plan provides that the terms under which options may be granted are to be determined by a Committee subject to certain requirements as follows:  (1) the exercise price will not be less than 100% of the market price per share of the common stock of the Company at the time an Incentive Stock Option is granted, or as established by the Committee for Non-qualified Stock Options or Stock Appreciation Rights; and (2) the option purchase price will be paid in full on the date of purchase.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Qualified stock option activity under the Plan and non-qualified stock option activity outside the Plan are summarized as follows:

		Weighted
		Average
		Option
	Options	Price

Outstanding at January 1, 2008	2,186,675	$0.90
Granted	-	-
Exercised	44,446	0.25
Expired	(57,145)	-

Outstanding at January 1, 2008	2,085,084	$0.78

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2008	2,085,084	$0.78

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method.  For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used.  The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of FASB ASC 718 SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FASB ASC 718, share-based compensation cost is measured at the grant date, based on the fair value  of the  award,  and is  recognized  as an  expense  over  the  employee's requisite service period (generally the vesting period of the equity grant). The Company used the following assumptions in its calculation: Dividend yield-$0; Expected volatility 23%; Risk-free interest rate 3.49%; Expected life 5 years. The Company recorded expenses of $34,692 in 2007 related to the 280,000 options that were issued. No options were issued in 2009 or 2008.

On April 15, 2009, the Company’s Board of Directors authorized a five-year extension of the expiration dates for 847,667 options outstanding that  were due to expire in April and May, 2009.  In accordance with Financial Accounting Standards Board Accounting Codification Topic 718-10-10, “Accounting for Stock Based Compensation” (ASC 718), the Company recorded incremental compensation for the amended stock options based on the excess of the fair value of the amended option agreements over the fair value of the original options immediately before the amendment.  Fair value was determined using a Black-Scholes Pricing Model, using the following assumptions: Dividend yield $-0-; Expected volatility range of 1% (pre-amendment) to 258% (post-amendment); Risk-free interest rate of 1.71%; Expected lives of 4 or 34 days (pre-amendment) to 5 years (post-amendment). The Company recorded stock-based compensation in the second quarter of 2009 in the amount of $210,300 related to the amended option agreements.

The following table summarizes information about stock options outstanding at December 31, 2009:

			Options
	Number	Weighted	Outstanding and
Range of	Outstanding	Average	Exercisable Weighted
Exercise	and Exercisable	Exercise	Average Remaining
Prices	at 12/31/08	Price	Contractual Life (Years)

$0.10	85,000	$0.10	6.8
$0.22	370,750	$0.22	4.7
$0.30	130,000	$0.30	8.8
$0.31	100,000	$0.31	8.1
$0.50	437,000	$0.50	4.2
$0.75	450,000	$0.75	2.7
$1.00	141,667	$1.00	4.5
$2.00	334,000	$2.00	4.3
$3.00	36,667	$3.00	4.4

$0.10 - 3.00	2,085,084	$0.78	5.4

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Valuation and Qualifying Accounts

Allowance for doubtful account activity was as follows:

	December 31,
	2009	2008

Balance, beginning of year	$-	$10,000
Charged to (deducted from) expense	-	(10,000)
Balance, end of year	$-	$-

11. Mineral Properties

In accordance with guidelines established by the American Institute of Certified Public Accountants, we conducted impairment testing on these assets.  Factors evaluated included whether there was a significant decrease in the market prices of the assets. Impairment testing was necessary because of the Company’s current period operating and cash flow losses, and its history of operating and cash flow losses.  Impairment is defined in the accounting literature as the condition that exists when the carrying amount of a long-lived asset exceeds its fair value.  An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

The mineral property and related equipment is carried on the balance sheet at December 31, 2009 and 2008 in the amount of $1,070,368.  In performing impairment testing, we based our assessment on the carrying amount of the assets as of the date of the impairment testing for recoverability.  As part of our testing, we made certain assumptions about the use of the assets and assigned probability levels based on assumptions of activity levels involved in the use of the assets.  The result of our testing was that there was no impairment in the carrying amount of the mineral property.

12.  Prepaid Royalty

During 1994, the Company entered into an agreement to sell certain equipment related to the SkyGas technology to the inventor of this technology in exchange for a $275,000 note receivable.  The note was collateralized by the equipment sold.  Under the agreement, the note was due in a balloon payment of $275,000 on December 1, 1995 or at such time the Skygas process is placed into sustainable commercial production.  Additional renewals have not been negotiated and the Company has re-characterized this former note receivable as prepaid royalties, recoverable from future revenues resulting from the operation of the equipment.  The balance at December 31, 2009 of $273,000 has been offset against royalties payable to the estate of the inventor.  In 2009, the patent on the Skygas process expired.  As a result, prepaid royalties and royalties payable were written off, yielding a $189,000 gain on expiration of patent agreements for the year ended December 31, 2009.

13.  Related Party Transactions

At December 31, 2009 and 2008, the Company owed $8,058,656 and $7,216,660, respectively, to an officer/director, a trust for which an officer/director is trustee, a partnership for which the trust and another officer/director are partners, and another officer/director.  During 2009 and 2008, an officer/director loaned $70,000 and $217,500, respectively, to the Company.  The Company made repayments during 2009 of $86,000. No repayments were made in 2008.  During 2009, another officer/director loaned $40,400 to the Company, of which $15,000 was repaid.  No loans or repayments were made in 2008 from this officer/director.  Additionally, this officeer/director converted $100,000 of amounts owed to him for 100,000 shares of the Company’s common stock in 2009.  A trust for which an officer/director is trustee loaned $202,000 and $340,000 for 2009 and 2008, respectively.  These loans are unsecured, bear interest at 12% per annum, and are due on demand.

The Company contracts for its shareholder relations services with an officer of the Company.  The Company incurred expenses to this related party for services in 2009 and 2008 of $83,400 and $74,400, respectively.  As of December 31, 2009 and 2008, amounts accrued and unpaid to this officer amounted to $102,179 and $79,454, respectively.

14. Other Assets, net

Other Assets, net consist of the following at:

	December 31,
	2009	2008

Security deposit	$50,000	$50,000
Patent	86,375	86,375
	$136,375	$136,375

15. 401(k) Plan

The Company (Airpol) maintains a 401(k) employee retirement plan for its eligible full-time employees with at least one year of service.  The Company makes matching contributions equal to 50% up to a maximum 4% deferral. Contributions to the plan for the years ended December 31, 2009 and 2008 were $4,027 and $5,369, respectively.

16.	Memorandum of Understanding

On December 26, 2009, the Company entered into a memorandum of understanding (“MOU”) with a potential investor interested in acquiring a majority of the common stock of the Company from two of its officers/directors.  Under the terms of the MOU, the potential investor paid $25,000 upon signing the MOU with a balance of $225,000 being provided, and the officers/directors’ stock being acquired upon the satisfactory completion of the potential investor’s due diligence.  In exchange for the $250,000, the Company is to issue a note payable that is convertible into the Company’s common stock.  The Company received the initial $25,000 at the end of December, and has recorded this amount in the caption “Accrued expenses” pending completion or cancellation of the transaction.  Subsequent to yearend, the potential investor provided additional proceeds of $25,000 to the Company.

The potential investor is currently performing the due diligence.  There can be no assurances that the due diligence will be of a satisfactory nature to facilitate completion of the transaction.

17.	New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, (amendments to FASB ASC Topic 605, “Revenue Recognition”) (“ASU 2009-13”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendment eliminates the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-6 amends ASC 820 to require a number of additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009.  ASU 2010-06 is not expected to have a significant effect on the Company’s financial statements.

18.	Subsequent Events

On January 4, 2010, the Board of Directors of the Company authorized each officer and director to negotiate with potential investors terms of convertible promissory notes or convertible debentures in an effort to raise working capital for the Company.  A potential investor group was identified by an officer/director that was interested in lending the Company $50,000.  This note calls for MPM to repay the $50,000 plus interest at 12% per annum on May 28, 2010.  The note will be collateralized by an AirPol receivable.  The conversion feature of the note gives the investor group the right to convert all or a portion of the note into common stock at a conversion price of $0.40 per share.  The Company received the $50,000 in early April 2010, and is in the process of issuing the convertible promissory note.

In March 2010, the Company was served with a tenancy summons from its landlord for rent arrearages through March, 2010.  The Company is currently addressing the summons and outstanding balance as well as its lease renegotiations with this landlord, which comes due in July 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The management of MPM Technologies, Inc. is responsible for establishing and maintaining adequate internal control over disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f))  MPM’s internal control over disclosure controls and procedures and over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial disclosure and reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over disclosure controls and procedures and financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of MPM’s internal control over disclosure controls and procedures and financial reporting as of December 31, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of MPM’s internal control over disclosure controls and procedures and financial reporting and testing of the operational effectiveness of its internal controls.

Based on this assessment, management determined that, as of December 31, 2009, MPM had a material weakness because it did not have a sufficient number of personnel with adequate knowledge, experience and training in U.S. generally accepted accounting policies commensurate with MPM’s reporting requirements. This material weakness required the identification of adjustments during the financial statement close process that have been recorded in MPM’s consolidated financial statements.  Because of this material weakness, management has concluded that internal controls over disclosure controls and procedures and financial reporting were not effective at December 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over disclosure controls and procedures and financial reporting that occurred during the fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

a)  Identification of Directors

			FIRST ELECTED
NAME	AGE	POSITION	DIRECTOR
Richard E. Appleby	70	Director	4/25/1985
Glen Hjort	57	Director	2/16/1998
Frank E. Hsu	64	Director	6/24/2002
Richard Kao	69	Director	6/28/1999
Michael J. Luciano	56	Director	2/16/1998
L. Craig Cary Smith	60	Director	4/25/1985

The directors will serve until the next meeting of shareholders or until their successors are elected and qualified.

b)  Identification of Executive Officers.

NAME	AGE	POSITION	OFFICER SINCE

Richard E. Appleby	70	Vice President/Treasurer	4/25/1985
Glen Hjort	57	Chief Financial Officer	6/28/1999
Frank E. Hsu	64	Chief Operating Officer	6/24/2002
Robert D. Little	60	Secretary	1/03/1991
Michael J. Luciano	56	Chairman & CEO	2/16/1998

The officers will serve until the next meeting of shareholders or until their successors are elected and qualified.
c)   Identification of Certain Significant Employees.

As of December 31, 2009, MPM was dependent upon the services of its principal officers and directors.  In the event that one of these persons should leave the Company, there is no assurance that the Company can employ a suitable replacement.

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

Summary Compensation Table

Annual Compensation
Name and
Principal
Position  Year Salary  Bonus(s)  Compensation  Awards(s)($)SARs($)Payout(s)($) Compensation

Michael J.
Luciano,    2009                        $120,000
CEO           2008                        $120,000

Frank E.
Hsu            2009                        $ 124,000
President   2008                        $ 124,000

Option Grants In 2007 Fiscal Year Individual Grants Individual Grants

				Market
		% of Total		Price on
	Options	Options Granted	Exercise or	Date of	Expiration
Name	Granted	In Fiscal Year	Base Price	Grant	Date

Glen
Hjort	50,000	18%	$.30	$.30	4/4/17

Frank E
Hsu	50,000	18%	$.31	$.31	1/26/17

Frank E
Hsu	50,000	18%	$.30	$.30	10/4/17

Robert D
Little	50,000	18%	$.31	$.31	1/26/17

Robert D
Little	50,000	18%	$.30	$.30	10/4/17

Other
Employees	30,000	11%	$.30	$.30	10/9/17

Aggregated Option/SAR Exercises in Last Fiscal Year and FYE 2008 Option/SAR Values

Name	Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs At FY-End Exercisable/ Unexercisable

Michael J. Luciano	20,223	11,123	611,667	$-0-
			Exercisable

Robert D. Little	24,222	13,323	346,000	$-0-
			Exercisable

L. Craig Cary Smith	None		255,389	$-0-
			Exercisable

Frank E. Hsu	None		250,000	$-0-
			Exercisable

Glen Hjort	None		145,000	$-0-
			Exercisable

Richard E. Appleby	None		38,000	$-0-
			Exercisable

a) Current Remuneration.

Except as noted above, none of the officers or directors is compensated for their services as an officer or director. Each is reimbursed for out-of-pocket expenses incurred on MPM business.

b) Proposed Remuneration.

It is not contemplated that any other salaries will be paid unless, and until such time as, MPM may require full time commitments from any officer or director.  MPM’s officers and directors are committed to the long-term success of the Company, and have, accordingly, weighted heavily any benefits received in the form of stock and stock options.

c) Incentive and Compensation Plans and Arrangements.

MPM has no incentive plans covering its officers and directors.  No advances have been made, nor are any contemplated, by MPM to any of its officers or directors.

The shareholders of MPM, at the Annual Shareholders Meeting on May 22, 1989, voted to approve a stock option plan for selected employees, officers and directors of MPM.  The purpose of the option plan is to promote the interests of MPM and its stockholders by attracting, retaining and stimulating the performance of selected employees, officers and directors and giving such employees the opportunity to acquire a proprietary interest in MPM's business and an increased personal interest in this continued success and progress.  At the 2008 annual shareholders’ meeting, the shareholders voted to increase the number of shares authorized to be granted under the plan by 500,000 shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

a) Security Ownership of Certain Beneficial Owners.

Except as noted in part b. below, no person or group was known by the Registrant except as noted below to own more than five percent (5%) of its common stock at December 31, 2009.

b) Security Ownership of Management as of April 9, 2010.

The following table sets forth, as of April 9, 2010 the amount and percentage of the Common Stock of MPM, which according to the information supplied to MPM, is beneficially owned by management, including officers and directors of MPM.  Except as otherwise specified, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

Title of	Name of	Amount and Nature of	Percent
Class	Beneficial Owner	Beneficial Ownership [1]	of Class
Common	Michael J. Luciano	3,068,910 [2]	36.89
Common	Robert D. Little	387,966	4.66
Common	L. Craig Cary Smith	266,724	3.20
Common	Richard E. Appleby	283,155	3.40
Common	Frank E. Hsu	586,990	7.05
Common	Glen Hjort	161,833	1.95
Common	Richard Kao	64,222	0.77
Common	As A Group	4,919,500	59.13

[1] Includes options available for exercise aggregating 1,611,667 shares for the entire group.

[2] Does not include 1,376,509 shares (16.55%) of the Company’s outstanding shares including options available for exercise owned by a trust for which Mr. Luciano is the Trustee.

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

b.)  Certain Business Relationships.

During 2009, Michael J. Luciano, Chairman and Chief Executive Officer, loaned the Company $70,000.  The Company made repayments in the amount of $86,000 in 2009.  Additionally, a trust for which Mr. Luciano is the trustee loaned the Company $202,000.  At December 31, 2009, Mr. Luciano was owed $4,565,771 including accrued interest pursuant to unsecured demand notes.  A trust for which Mr. Luciano is the trustee was owed $2,649,000 at December 31, 2009.  A partnership, for which the trust and Richard E. Appleby, vice-president and director, are partners, was owed $422,653 at December 31, 2009.  Richard E. Appleby, Vice-President and director, was owed $421,232 by the Company at December 31, 2009.

MPM has a contract with R.D. Little Co. to provide shareholder and investor relations services.  During 2008, MPM renewed this contract for five more years.  Robert D. Little, Secretary of the company, owns R.D. Little Co. For the years ended December 31, 2008 and 2007, MPM expensed $83,400 and $74,400, respectively, for these services.  As of December 31, 2009 and 2008, the amounts owed to R.D. Little Co. were $102,179 and $79,454, respectively.

c)  Other Information

      None

Item 14.  Principal Accountant Fees and Services

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $40,900 and $41,325 to the Company for professional services rendered for the audits and reviews of the financial statements included in our Forms 10-K, and Forms10-Q filings in 2009 and 2008, respectively.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $-0- and $-0- to the Company in 2009 and 2008 for assurance and related services that are reasonably related to the performance of the 2009 and 2008 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $5,000 and $5,000 to the Company in 2009 and 2008 for professional services rendered for tax compliance, tax advice and tax planning, respectively.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0.00 to the Company in each year 2009 and 2008 for services not described above.

It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

Part IV

Item15.  Exhibits and Financial Statement Schedules

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

MPM Technologies, Inc.

By: /s/ Michael J. Luciano

Title: Chairman and Chief Executive Officer
Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Luciano	/s/ Glen Hjort
Michael J. Luciano	Glen Hjort
Chairman & Chief Executive Officer	Chief Financial Officer & Director
Dated: April 15, 2010	Dated: April 15, 2010

/s/ Frank E. Hsu	/s/ Richard E. Appleby
Frank E. Hsu	Richard E. Appleby
Chief Operating Officer & Director	Vice President & Director
Dated: April 15, 2010	Dated: April 15, 2010

/s/ Richard Kao	/s/ L. Craig Cary Smith
Richard Kao	L. Craig Cary Smith
Director	Director
Dated: April 15, 2010	Dated: April 15, 2010