Form 10-Q
period 2010-03-31
MPM TECHNOLOGIES INC
filed 2010-05-17
CIK 799268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2010
Commission File Number 0-14910

MPM TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its Charter)

Washington	81-0436060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

199 Pomeroy Road Parsippany, NJ	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  973-428-5009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ___Yes ___No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   _X_  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ___ Yes         _X_No

As of May 14, 2010, the registrant had outstanding 6,707,796 shares of common stock and no outstanding shares of preferred stock, which are the registrant’s only classes of stock.

MPM TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009	December 31, 2009
	(UNAUDITED)	(AUDITED)

Current assets:
Cash and cash equivalents	$22,537	$7,432
Accounts receivable, net of allowance for doubtful accounts
of $-0-	59,358	8,188

Total current assets	81,895	15,620
Property, plant and equipment, net	1,398	2,121
Mineral properties held for sale	1,070,368	1,070,368
Other assets, net	136,375	136,375
	$1,290,036	$1,224,484

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$278,617	$227,471
Accrued expenses	298,500	261,603
Billings in excess of costs and estimated earnings	120,441	146,167
Advances from financing agreements	66,280	25,000
Notes payable	5,824,209	5,749,777
Related party debt	8,332,577	8,058,656
Total current liabilities	14,920,624	14,468,674

Commitments and contingencies	-	-

Stockholders' equity (impairment):
Preferred stock, no stated value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 6,707,796 shares issued and outstanding	6,708	6,708

Additional paid-in capital	12,775,775	12,775,775
Accumulated deficit	(26,413,071)	(26,026,673)
Total stockholders' equity (impairment)	(13,630,588)	(13,244,190)
	$1,290,036	$1,224,484

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

Revenues – Projects	$94,033	$102,998
Revenues – Parts and service	35,543	81,075
Total Revenues	129,576	184,073
Cost of sales – Projects	53,596	58,757
Cost of sales – Parts and service	20,975	42,346
Total cost of sales	74,571	101,103
Gross margin	55,005	82,970
Selling, general and administrative expenses	211,975	231,834
Loss from operations	(156,970)	(148,864)

Other income (expense):
Interest expense	(229,428)	(213,658)

Net other income (expense)	(229,428)	(213,658)

Net loss	$(386,398)	$(362,522)

Income per share – basic and diluted:
Net loss	$(0.06)	$(0.06)

Weighted average shares of common stock outstanding -
Basic and diluted	6,707,796	6,307,510

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(386,398)	$(362,522)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	723	723
Accrued interest and expenses on notes payable	74,432	70,649
Accrued interest and deferred expenses on related party debt	232,921	178,200
Change in assets and liabilities:
Accounts receivable	(51,170)	7,069
Other current assets	-	3,100
Accounts payable and accrued expenses	88,043	17,520
Billings in excess of costs and estimated earnings	(25,726)	(49,498)
Cash used in operating activities	(67,175)	(134,759)

Cash flows from financing activities:
Proceeds from financing agreements	41,280	-
Payments on related party debt	(10,000)	-
Proceeds from related party debt	51,000	126,000
Net cash provided by financing activities	82,280	126,000

Net increase (decrease) in cash and cash equivalents	15,105	(8,759)
Cash and cash equivalents, beginning of period	7,432	16,290
Cash and cash equivalents, end of period	$22,537	$7,531

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$400	$-

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.  Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-Q of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2009.  In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented.  Such adjustments consisted only of those of a normal recurring nature.  Results of operations for the period ended March 31, 2010 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2010.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the Consolidated Financial Statements of December 31, 2009, the Company has not been able to generate any significant revenues and has a working capital deficiency of $14,838,729 at March 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations.  Management’s plans in regard to these matters are described in the notes to the Consolidated Financial Statements of December 31, 2009.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Earnings Per Share

Earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding in accordance with Financial Accounting Standards Board Accounting Codification Topic 260 (ASC 260), “Earnings Per Share”.  Diluted net loss per common share adjusts basic net loss per common share for the effects of outstanding common stock equivalents, only in the periods in which such effect is dilutive under the treasury stock method.

For the three months ended March 31, 2010 and 2009, the effect of common stock equivalents were anti-dilutive.  As of March 31, 2010, common stock equivalents consisted of 2,065,084 common stock options.

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

4.  Note Payable

In December 2002, the Company entered into a revolving credit agreement with an insurance company.  Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003.  The note is secured by stock and mineral property held for investment and matured on January 2, 2008.  As of March 31, 2010, the Company has $4,326,499 of principal advances and accrued interest and expenses of $1,497,710.  During the quarters ended March 31, 2010 and 2009, the Company recorded interest expense of $74,432 and $70,649, respectively. This note payable was not paid at maturity.  The lender had informally agreed to not pursue collection while revised terms are being negotiated.  As further discussed in the subsequent events footnote below, on May 3, 2010 the Company reached a settlement agreement with the lender.  Under the terms of this agreement, the Company will settle the debt for $1,500,000.  This amount is payable on or before July 30, 2010.  Accordingly, the Company will recognize income from this settlement in the amount of $4,324,209 in the quarter in which the debt is settled.

5.  Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties.  At March 31, 2010, amounts owed these related parties totaled $8,332,577, due on demand.  For the three months ended March 31, 2010 and 2009, the Company recorded $51,000 and $126,000 in advances, repayments of $10,000 and $-0-, and an additional $232,921 and $178,200 in interest expense and deferred expenses and reimbursements, respectively.

6.  Patent Pending

In February 2009, the Company filed a one year provisional new patent for a significantly improved Skygas process.  In February 2010, a renewal provisional patent application was filed.  There can be no guarantee that the new patent will be approved at this time.  There is also a Canadian patent on the Skygas process that expired in April 2009.

7.  Tenancy Summons

In March 2010, the Company’s landlord filed a lawsuit against the Company for delinquent rents.  The Company’s lease expires in July 2010, and the Company is in negotiations with the landlord regarding the delinquent rents and possible renewal of the lease agreement.  Unpaid amounts due to the landlord total approximately $37,600 as of March 31, 2010.

8.  Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, (amendments to FASB ASC Topic 605, “Revenue Recognition”) (“ASU 2009-13”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendment eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

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

9.  Memorandum of Understanding

On December 26, 2009, the Company entered into a memorandum of understanding (“MOU”) with a potential investor interested in acquiring a majority of the common stock of the Company from two of its officers/directors.  Under the terms of the MOU, the potential investor paid $25,000 upon signing the MOU, with the balance of $225,000 being provided, and the officers/directors’ stock being acquired upon the satisfactory completion of the potential investor’s due diligence.  In exchange for the $250,000, the Company is to issue a note payable that is convertible into the Company’s common stock.  The Company received the initial $25,000 at the end of December, and has since received an additional $25,000 during the first quarter 2010.  These amounts have been recorded in the caption “Advances from financing agreements” pending completion or cancellation of the transaction.

The potential investor is currently performing the due diligence.  There can be no assurances that the due diligence will be of a satisfactory nature to facilitate the completion of the transaction.

10. Subsequent Events

The Company announced on May 3, 2010 that its wholly-owned subsidiary, MPM Mining, Inc. had entered into a joint venture agreement with Forbes Financial Group to restart the Company’s mining operations.  Under the terms of the agreement, MPM Mining will supply all mining data, claims, assay results, geophysical data and equipment to the venture.  Forbes Financial Group will provide not less than $5,000,000 of initial financing to the venture to pay for the start-up and subsequent mining operations.  This agreement achieves one of MPM management’s primary goals in its plan to make the Company profitable and generate positive cash flow.

As further discussed above, the Company reached a settlement agreement with the insurance company lender on May 3, 2010.  Under the terms of the settlement agreement, the Company will settle its debts to the lender with a payment of $1,500,000 due on or before July 30, 2010.  As this debt is currently recorded on the books of the Company in the amount of $5,824,209, the Company will realize settlement income of $4,324,209 in the quarter in which the debt is settled.

At March 31, 2010, the Company was in the process of getting financing aggregating to $50,000 to be evidenced by convertible promissory notes.  As of March 31, the Company had received funds for these notes of $16,280.  These have been included in “Advances from financing agreements” at March 31 pending receipt of the remaining funds and issuance of the convertible debentures.  The convertible debentures have a 12% per annum interest rate, and are collateralized by accounts receivables.  Under the terms of the notes, they became due and payable on demand any time after April 30, 2010.  After April 30, the notes may be converted into shares of the Company’s common stock at a conversion price of $0.40 per share.  No notes were converted as of the time of this filing.

11. Reclassifications

Certain amounts as previously reported have been reclassified to conform to current year presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All of the statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company’s strategies, ability to generate sufficient cash flow or secure additional sources of financing, collectability of project payments, future customer revenue, variability of quarterly operating results, completion of remaining contracts, attraction and retention of employees and key management personnel, political and economic uncertainty and other competitive factors.  Additionally, there can be no assurance that these expectations will prove to have been correct.  Certain important factors that could cause actual results to differ materially from the Company’s expectations (the Cautionary Statements”) are disclosed in the annual report filed on Form 10-K. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements.  Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

MPM Technologies, Inc. (“MPM”) acquired certain of the assets and assumed certain of the liabilities of a part of a division of FLS Miljo, Inc. as of July 1, 1998.  MPM formed AirPol, Inc. (“AirPol”) to run this air pollution control business.  AirPol designs, engineers, supplies and services air pollution control systems for Fortune 500 and other industrial and environmental companies.  The technologies of AirPol utilize wet and dry scrubbers, wet electrostatic precipitators and venturi absorbers to control air pollution.

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

MPM management believes that resuming mining operations is a way to generate positive cash flows and mitigate the continuing losses from other operations given the current market prices and conditions for precious metals.  Accordingly, the Company entered into a joint venture agreement on May 3, 2010 with Forbes Financial Group to restart its mining operations.  Under the terms of the agreement, MPM Mining will supply all mining data, claims, assay results, geophysical data and equipment to the venture.  Forbes Financial Group will provide no less than $5,000,000 of initial financing to the venture to fund restarting and continuing mining operations.  Management is planning to start mining operations in the second quarter, but there is no guarantee that it will be successful in starting operations then.

AirPol is an active continuing concern.  The development of the Skygas process through NuPower Partnership is also an ongoing process.  No other operations were conducted.  Accordingly, the financial statements for the three months ended March 31, 2010 and 2009 include the operations of AirPol, Skygas and MPM.

MPM’s consolidated net loss from operations for the three months ended March 31, 2010 was $386,398 or $0.06 per share compared to a net loss of $362,522, or $0.06 per share for the three months ended March 31, 2009.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

For the three months ended March 31, 2010, MPM had a net loss $386,398, or $0.06 per share compared to a net loss of $362,522, or $0.06 per share for the three months ended March 31, 2009. Revenues decreased 30% to $129,576 for the three months ended March 31, 2010 compared to $184,073 for the three months ended March 31, 2009.  This was due to lower levels of activity on projects and a decrease in sales of parts and service.  Costs of sales decreased 26% to $74,571 for the three months ended March 31, 2010 compared to $101,103 for the three months ended March 31, 2009.  This was due to decreases in project revenues and parts and service revenues as noted above.  Operating expenses decreased 9% to $211,975 for the three months ended March 31, 2010 compared to $231,834 for the three months ended March 31, 2009.

The Company currently has a backlog of project work of approximately $175,000.  It is expected that this backlog will be consumed in the second and third quarters of 2010.

Financial Condition and Liquidity

For the three months ended March 31, 2010, the Company relied principally on cash from operations, advances from financing agreements, and loans from an officer/director to fund its activities.  Working capital deficit at March 31, 2010 was $14,838,729 compared to $14,453,054 at December 31, 2009.  The Company continues to work to narrow its losses and get to a cash flow neutral position.  There can be no assurances that management will be successful in attaining this goal.  Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

This item is not applicable because we are a “smaller reporting company,” as defined by applicable SEC regulations.

Item 4.    Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible changes or additions to our controls and procedures.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures had a material weakness because it did not have a sufficient number of personnel with adequate knowledge, experience and training in U.S. generally accepted accounting policies commensurate with MPM’s reporting requirements.  This material weakness required the identification of adjustments during the financial statement close process that have been recorded in MPM’s consolidated financial statements.  As a result of this material weakness, management has concluded that internal controls over disclosure controls and procedures and financial reporting were not effective at March 31, 2010, in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company’s landlord has filed suit against the Company for delinquent rents.  The Company’s lease expires in July 2010, and the Company is in negotiations with the landlord regarding the delinquent rents and possible renewal of the lease agreement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The rights of the holders of the Company’s securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

Form 8-K	On May 3, 2010, the Company filed this Form announcing the formation of a joint-venture to restart its mining operations. This document is hereby incorporated by reference.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPM Technologies, Inc.

May 17, 2010	By:	/s/ Michael J. Luciano
(date)		Michael J. Luciano
Chairman & CEO