Form 10-Q
period 2010-06-30
MPM TECHNOLOGIES INC
filed 2010-08-23
CIK 799268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2010
Commission File Number 0-14910

MPM TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its Charter)

Washington	81-0436060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

199 Pomeroy Road. Parsippany, NJ	07054
(Address of principal Executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  973-428-5009

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

As of August 20, 2010, the registrant had outstanding 7,043,507 shares of common stock and no outstanding shares of preferred stock, which are the registrant’s only classes of stock.

MPM TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2010	December 31, 2009
	(UNAUDITED)	(AUDITED)

Current assets:
Cash and cash equivalents	$34,519	$7,432
Accounts receivable, net of allowance for doubtful accounts
of $-0- in each period	9,119	8,188
Costs in excess of revenues on jobs in progress	33,091	-
Total current assets	76,729	15,620
Property, plant and equipment, net	675	2,121
Mineral properties held for sale	1,070,368	1,070,368
Other assets, net	86,375	136,375
	$1,234,147	$1,224,484

LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)

Current liabilities:
Accounts payable	$384,600	$227,471
Accrued expenses	364,912	261,603
Billings in excess of costs and estimated earnings	-	146,167
Advances from financing agreements	60,000	25,000
Notes payable	5,900,442	5,749,777
Related party debt	8,291,065	8,058,656
Total current liabilities	15,001,019	14,468,674

Commitments and contingencies	-	-

Stockholders' equity (impairment):
Preferred stock, no stated value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 7,043,507 and 6,707,796 shares issued
and outstanding, respectively	7,044	6,708
Additional paid-in capital	13,018,058	12,775,775
Accumulated deficit	(26,791,974)	(26,026,673)
Total stockholders' equity (impairment)	(13,766,872)	(13,244,190)
	$1,234,147	$1,224,484

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues - Projects	$267,565	$102,998	$173,532	$-
Revenues - Parts and service	108,750	257,641	73,207	176,566
Total Revenues	376,315	360,639	246,739	176,566

Cost of sales - Projects	141,970	58,757	88,374	-
Cost of sales - Parts and service	61,365	130,247	40,390	87,901
Total Cost of Sales	203,335	189,004	128,764	87,901
Gross margin	172,980	171,635	117,975	88,665

Selling, general and administrative expenses	486,768	464,696	274,793	232,862
Stock-based compensation	-	210,300	-	210,300
Total Operating Expenses	486,768	674,996	274,793	443,162
Loss from operations	(313,788)	(503,361)	(156,818)	(354,497)

Other income (expense):
Interest expense	(451,513)	(440,133)	(222,085)	(226,475)
Gain from patent expirations	-	189,000	-	189,000
Net other income (expense)	(451,513)	(251,133)	(222,085)	(37,475)
Net loss	$(765,301)	$(754,494)	$(378,903)	$(391,972)

Income (loss) per share – basic and diluted:	$(0.11)	$(0.12)	$(0.05)	$(0.06)

Weighted average shares of common stock outstanding -- basic and diluted	6,800,218	6,320,782	6,891,625	6,333,909

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(765,301)	$(754,494)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,446	1,446
Stock-based compensation	-	210,300
Accrued interest and expenses on notes payable	150,665	143,008
Accrued interest and deferred expenses on related party debt	331,235	367,394
Change in assets and liabilities:
Accounts receivable	(931)	(6,475)
Costs and estimated earnings in excess of billings	33,091	-
Other assets	50,000	(3,882)
Accounts payable and accrued expenses	235,438	(114,259)
Billings in excess of costs and estimated earnings	(146,167)	(49,498)
Net cash used in operating activities	(110,524)	(206,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	51,280	-
Payments on convertible promissory notes	(37,169)	-
Proceeds from financing agreements	35,000	-
Proceeds from related party debt	98,500	254,000
Payments on related party debt	(10,000)	(51,000)
Net cash provided by financing activities	137,611	203,000

Net increase (decrease) in cash and cash equivalents	27,087	(3,460)
Cash and cash equivalents, beginning of period	7,432	16,290
Cash and cash equivalents, end of period	$34,519	$12,830

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$441	$-
Income taxes	$1,180	$431

On May 21, 2010, convertible promissory notes and accrued interest aggregating $14,285 were converted into 35,711 shares of common stock.  On May 10, 2010, related party debt of $228,334 was converted into 300,000 shares of common stock. In June 2009, accrued deferred compensation of $186,177 was converted into 300,286 shares of common stock.

Due to the expiration of certain patents and related agreements in April 2009, the Company realized a net gain of $189,000 from the reversal of amounts accrued against estimated future income from such patents.  No revenues were realized from the patents.

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.  Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-Q of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2009.  In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented.  Such adjustments consisted only of those of a normal recurring nature.  Results of operations for the period ended June 30, 2010 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2010.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the Consolidated Financial Statements of December 31, 2009, the Company has not been able to generate any significant revenues and has a working capital deficiency of $14,924,290 at June 30, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations.  Management’s plans in regard to these matters are described in the notes to the Consolidated Financial Statements of December 31, 2009.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the six and three months ended June 30, 2010 and 2009, the effect of common stock equivalents were anti-dilutive.  As of June 30, 2010, common stock equivalents consisted of 1,765,084 common stock options.

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

4.  Note Payable

In December 2002, the Company entered into a revolving credit agreement with an insurance company.  Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003.  The note is secured by stock and mineral property held for sale and matured on January 2, 2008.  As of June 30, 2010, the Company has $4,326,499 of principal advances and accrued interest and expenses of $1,573,943.  During the six months ended June 30, 2010 and 2009, the Company recorded interest expense of $150,665 and $143,008, respectively. This note payable was not paid at maturity.  The lender had informally agreed to not pursue collection while revised terms are being negotiated.

The Company reached a settlement agreement with the insurance company lender on May 3, 2010.  Under the terms of the settlement agreement, the Company was to settle its debt to the lender with a payment of $1,500,000 due on or before July 30, 2010. This payment was not made, and negotiations have been reopened regarding this obligation.  Should the debt be subsequently settled for an amount less than is recorded on the books of the Company, settlement income will be recorded in the quarter in which the debt is settled.

5.  Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties.  At June 30, 2010 and December 31, 2009, amounts owed these related parties totaled $8,291,065 and $8,058,656, respectively, due on demand.  For the six and three months ended June 30, 2010, the Company recorded $98,500 and $47,500 in advances, repayments of $10,000 and $10,000, and an additional $331,235 and $232,921 in interest and deferred expenses and reimbursements, respectively.  For the six and three months ended June 30, 2009, the Company recorded $254,000 and $128,000 in advances, repayments of $51,000 and $51,000, and $367,394 and $189,194 in interest and deferred expenses and reimbursements, respectively.

6.  Patent Pending

In February 2009, the Company filed a provisional new patent for a significantly improved Skygas process.  In February 2010, a renewal provisional patent application was filed. There can be no guarantee that the new patent will be approved at this time.  There was also a Canadian patent on the Skygas process that expired in April 2009.

As a result of the patent expirations, and the related agreements, in 2009 the Company recognized a gain of $189,000.  This gain represents the net amounts accrued against unpaid advances on future income from the former patented technology.  No income was recognized from the patents, and accordingly, no accrued amounts are due or owing from the patent agreements.

7.  Stock Conversions

On May 21, 2010, the Company issued 35,711 shares of common stock in conversion of $14,285 of convertible promissory notes and accrued interest.  The share price used for the conversion was $0.40 per the terms of the convertible promissory notes issued in April 2010.

On May 10, 2010, an officer/director of the Company exercised 300,000 common stock options of varying prices in conversion of $228,334 of related party debt.  The share prices ranged from $0.50 to $1.00.

On June 22, 2009, the Company issued 300,286 shares of common stock to an officer/director in conversion of $186,177 of accrued deferred compensation.  The share price used for the conversion was $0.62.

8.  Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009.  ASU 2010-06 did not have a significant effect on the Company’s financial statements.

9.  Memorandum of Understanding

On December 26, 2009, the Company entered into a memorandum of understanding (“MOU”) with a potential investor interested in acquiring a majority of the common stock of the Company from two of its officers/directors. Under the terms of the MOU, the potential investor paid $25,000 upon signing the MOU,with the balance of $225,000 being provided, and the officers/directors stock being acquired upon the satisfactory completion of the potential investor’s due diligence. In exchange for the $250,000, the Company is to issue a note payable that is convertible into the Company’s common stock.  The Company received the initial $25,000 at the end of December 2009, and has since received an additional $25,000 during the first quarter 2010.  These amounts have been recorded in the caption “Advances from financing agreements.

10.  Tenancy Summons

In March 2010, the Company’s landlord filed a lawsuit against the Company for delinquent rents. The Company’s lease expired in July 2010, and the Company is in negotiations with the landlord regarding the delinquent rents and possible renewal of the lease agreement.  Unpaid amounts due to the landlord are approximately $15,000 as of June 30, 2010.

11.  MPM Mining, Inc.

The Company announced on May 3, 2010 that its wholly-owned subsidiary, MPM Mining, Inc. had entered into a joint venture agreement with Forbes Financial Group to restart the Company’s mining operations.  On June 23, 2010, the Company announced that MPM Mining, Inc. had terminated its joint venture agreement with Forbes Financial Group effective June 21, 2010 because the Forbes Financial Group did not meet their financial obligations defined under the terms of the joint venture agreement.

12.  Advances from Financing Agreements

In addition to the $50,000 noted above in Note 9, the Company received $10,000 on June 30 for which a convertible note, bearing interest at 8%, payable on demand after August 1, 2010, and convertible into common shares at $0.20 per share,, was issued on July 1.  At June 30, the $10,000 has been recorded in the caption “Advances from financing agreements.

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

MPM management believes that resuming mining operations is a way to generate positive cash flows and mitigate the continuing losses from other operations given the current market prices and conditions for precious metals.  Accordingly, management will continue to investigate its needs to make this happen.

AirPol is an active continuing concern.  The development of the Skygas process through NuPower Partnership is also an ongoing process.  No other operations were conducted.  Accordingly, the financial statements for the six months ended June 30, 2010 and 2009 include the operations of AirPol, Skygas and MPM.

MPM’s consolidated net loss from operations for the six months ended June 30, 2010 was $765,301 or $0.11 per share compared to a net loss of $754,494, or $0.12 per share for the six months ended June 30, 2009.

Six and three months ended June 30, 2010 compared to six and three months ended June 30, 2009
For the six months ended June 30, 2010, MPM had a net loss of $765,301, or $0.11 per share compared to net loss of $754,494, or $0.12 per share for the six months ended June 30, 2009.  Revenues increased 4% to $376,315 for the six months ended June 30, 2010 compared to $360,639 for the six months ended June 30, 2009.  The revenue increase was due to two projects being substantially completed.  This was offset by decreases in parts and service revenue compared to 2009.  Costs of sales increased 8% to $203,335 for the six months ended June 30, 2010 compared to $189,004 for the six months ended June 30, 2009.  This was due to lower margins for projects compared to parts and service.  Operating expenses decreased 28% to $486,768 for the six months ended June 30, 2010 compared to $674,996 for the six months ended June 30, 2009, primarily due to stock-based compensation expense in 2009 related to option agreement amendments.

For the three months ended June 30, 2010, MPM had a net loss of $378,903, or $0.05 per share compared to a net loss of $391,972, or $0.06 per share for the three months ended June 30, 2009. Revenues increased 40% to $246,739 for the three months ended June 30, 2010 compared to $176,566 for the three months ended June 30, 2009. This was due to there not being any project revenue in the three months ended June 30, 2009.  Costs of sales increased 46% to $128,764 for the three months ended June 30, 2010 compared to $87,901 for the three months ended June 30, 2009.  This was due to there being no projects in the three months ended June 30, 2009.  Operating expenses decreased 38% to $274,793 for the three months ended June 30, 2010 compared to $443,162 for the three months ended June 30, 2009, primarily due to stock-based compensation expense in 2009 related to option agreement amendments.

The Company currently has no backlog of project work.

Financial Condition and Liquidity

For the six months ended June 30, 2010, the Company relied principally on cash from operations and loans from both outsiders and from officers/directors to fund its activities.  Working capital deficit at June 30, 2010 was $14,924,290 compared to $14,453,054 at December 31, 2009.  The Company continues to work to narrow its losses and get to a cash flow neutral position.  There can be no assurances that management will be successful in attaining this goal.  Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.

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

As of June 30 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures had a material weakness because it did not have a sufficient number of personnel with adequate knowledge, experience and training in U.S. generally accepted accounting policies commensurate with MPM’s reporting requirements.  This material weakness required the identification of adjustments during the financial statement close process that have been recorded in MPM’s consolidated financial statements.   As a result of this material weakness, management has concluded that internal controls over disclosure controls and procedures and financial reporting were not effective at June 30, 2010, in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company’s landlord filed suit against the Company for delinquent rents.  The Company’s lease expired in July 2010, and the Company is in negotiations with the landlord regarding the delinquent rents and possible renewal of the lease agreement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The rights of the holders of the Company’s securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MPM’s annual meeting of Stockholders was held on June 29, 2010. Following are the results of the stockholder voting:

Proposal 1 – Election of Directors

Name	For	Withheld

Michael J. Luciano	4,438,425	500
Glen Hjort	4,438,425	500

Each director was re-elected for a three-year term.

Total shares represented by proxy and in person:  4,438,925
Percentage of the outstanding votable shares:  63.34%
Outstanding votable shares:  7,007,796

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

Form 8-K	On June 23, 2010, the Company filed this Form announcing the termination of a joint-venture agreement. This document is hereby incorporated by reference.

Form 8-K	On May 3, 2010, the Company filed this Form announcing the formation of a joint-venture to restart its mining operations. This document is hereby incorporated by reference.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPM Technologies, Inc.

August 23, 2010	By:	/s/ Michael J. Luciano
(date)		Michael J. Luciano
Chairman & CEO