Form 10-Q
period 2010-09-30
MPM TECHNOLOGIES INC
filed 2010-11-22
CIK 799268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2010
Commission File Number 0-14910

MPM TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its Charter)

Washington	81-0436060
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

199 Pomeroy Road	07054
Parsippany, NJ	(Zip Code)
(Address of principal Executive offices)

Registrant’s telephone number, including area code:  973-428-5009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X Yes  __No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). __ Yes  X  No

As of November 19, 2010, the registrant had outstanding 7,141,706 shares of common stock and no outstanding shares of preferred stock, which are the registrant’s only classes of stock.

MPM TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2010	December 31, 2009
	(UNAUDITED)	(AUDITED)

Current assets:
Cash and cash equivalents	$1,263	$7,432
Accounts receivable, net of allowance for doubtful accounts
of $-0- in each period	-	8,188
Costs in excess of revenues on jobs in progress	10,940	-
Total current assets	12,203	15,620
Property, plant and equipment, net	260	2,121
Mineral properties held for sale	1,070,368	1,070,368
Other assets, net	86,375	136,375
	$1,169,206	$1,224,484

LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)

Current liabilities:
Accounts payable	$409,265	$227,471
Accrued expenses	395,998	261,603
Billings in excess of costs and estimated earnings	-	146,167
Advances from financing agreements	85,000	25,000
Notes payable	5,978,522	5,749,777
Related party debt	8,453,311	8,058,656
Total current liabilities	15,322,096	14,468,674

Commitments and contingencies	-	-

Stockholders' equity (impairment):
Preferred stock, no stated value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 7,043,507 and 6,707,796 shares issued
and outstanding, respectively	7,044	6,708
Additional paid-in capital	13,054,308	12,775,775
Accumulated deficit	(27,214,242)	(26,026,673)
Total stockholders' equity (impairment)	(14,152,890)	(13,244,190)
	$1,169,206	$1,224,484

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues – Projects	$269,174	$143,304	$1,609	$39,046
Revenues - Parts and service	144,692	399,581	35,942	143,199
Total Revenues	413,866	542,885	37,551	182,245

Cost of sales - Projects	157,893	81,956	15,923	23,199
Cost of sales - Parts and service	87,617	189,958	26,252	59,711
Total Cost of Sales	245,510	271,914	42,175	82,910
Gross margin	168,356	270,971	(4,624)	99,335

Selling, general and administrative expenses	649,276	693,623	162,508	228,926
Stock-based compensation	-	210,300	-	-
Total Operating Expenses	649,276	903,923	162,508	228,926
Loss from operations	(480,920)	(623,952)	(167,132)	(129,591)

Other income (expense):
Interest expense	(706,649)	(659,374)	(255,136)	(219,241)
Gain from patent expirations	-	189,000	-	-
Net other income (expense)	(706,649)	(470,374)	(255,136)	(219,241)
Net loss	$(1,187,569)	$(1,103,326)	$(422,268)	$(348,832)

Income (loss) per share – basic and diluted:	$(0.17)	$(0.17)	$(0.06)	$(0.05)

Weighted average shares of common stock outstanding -- basic and diluted	6,882,206	6,646,443	7,043,507	6,693,666

MPM TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,187,569)	$(1,103,326)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,861	2,169
Stock-based compensation	-	210,300
Interest expense from beneficial conversion of debentures	36,424	-
Accrued interest and expenses on notes payable	228,745	217,120
Accrued interest and deferred expenses on related party debt	556,489	547,415
Change in assets and liabilities:
Accounts receivable	8,188	9,355
Costs and estimated earnings in excess of billings	(10,940)	-
Other assets	50,000	(5,642)
Accounts payable and accrued expenses	316,189	(163,563)
Billings in excess of costs and estimated earnings	(146,167)	75,556
Net cash used in operating activities	(146,780)	(210,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	51,280	-
Payments on convertible promissory notes	(37,169)	-
Proceeds from financing agreements	60,000	-
Proceeds from related party debt	76,500	307,000
Payments on related party debt	(10,000)	(86,000)
Net cash provided by financing activities	140,611	221,000

Net increase (decrease) in cash and cash equivalents	(6,169)	10,384
Cash and cash equivalents, beginning of period	7,432	16,290
Cash and cash equivalents, end of period	$1,263	$26,674

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$441	$-
Income taxes	$1,180	$-

On May 21, 2010, convertible promissory notes and accrued interest aggregating $14,285 were converted into 35,711 shares of common stock.  On May 10, 2010, related party debt of $228,334 was converted into 300,000 shares of common stock. In June 2009, accrued deferred compensation of $186,177 was converted into 300,286 shares of common stock.  In July 2009, the Company issued 100,000 shares of common stock at $1.00 per share to an officer/director in conversion of $100,000 of related party notes payable.

Due to the expiration of certain patents and related agreements in April 2009, the Company realized a net gain of $189,000 from the reversal of amounts accrued against estimated future income from such patents.  No revenues were realized from the patents.

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements

MPM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  Unaudited Financial Statements

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.  Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-Q of Regulation S-X as promulgated by the Securities and Exchange Commission, these financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of December 31, 2009.  In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented.  Such adjustments consisted only of those of a normal recurring nature.  Results of operations for the period ended September 30, 2010 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2010.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the Consolidated Financial Statements of December 31, 2009, the Company has not been able to generate any significant revenues and has a working capital deficiency of $15,309,893 at September 30, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations.  Management’s plans in regard to these matters are described in the notes to the Consolidated Financial Statements of December 31, 2009.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the nine and three months ended September 30, 2010 and 2009, the effect of common stock equivalents were anti-dilutive.  As of September 30, 2010, common stock equivalents consisted of 1,765,084 common stock options.

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

4. Note Payable

In December 2002, the Company entered into a revolving credit agreement with an insurance company.  Under the terms of its agreement, the Company may borrow up to $500,000 at 5.25% per annum, which was increased to $3,000,000 in 2003.  The note is secured by stock and mineral property held for sale and matured on January 2, 2008.  As of September 30, 2010, the Company has $4,326,499 of principal advances and accrued interest and expenses of $1,652,023.  During the nine months ended September 30, 2010 and 2009, the Company recorded interest expense of $228,745 and $217,120 respectively. This note payable was not paid at maturity.  The lender had informally agreed to not pursue collection while revised terms are being negotiated.

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

5. Related Party Debt

Related party debt consists of advances received from and deferred expenses and reimbursements to various directors and related parties.  At September 30, 2010 and December 31, 2009, amounts owed these related parties totaled $8,453,311 and $8,058,656, respectively, due on demand.  For the nine and three months ended September 30, 2010, the Company recorded $76,500 and $3,000 in advances, repayments of $10,000 and $0, and an additional $410,656 and $178,247 in interest and deferred expenses and reimbursements, respectively.  For the nine and three months ended September 30, 2009, the Company recorded $307,000 and $128,000 in advances, repayments of $86,000 and $51,000, and $367,394 and $189,194 in interest and deferred expenses and reimbursements, respectively.

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

8. Recent Accounting Pronouncements

Management does not believe that any recently isued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

9. Memorandum of Understanding

On December 26, 2009, the Company entered into a memorandum of understanding (“MOU”) with a potential investor interested in acquiring a majority of the common stock of the Company from two of its officers/directors. Under the terms of the MOU, the potential investor paid $25,000 upon signing the MOU,with the balance of $225,000 being provided, and the officers’/directors’ stock being acquired upon the satisfactory completion of the potential investor’s due diligence. In exchange for the $250,000, the Company is to issue a note payable that is convertible into the Company’s common stock.  The Company received the initial $25,000 at the end of December 2009, and has since received an additional $25,000 during the first quarter 2010.  These amounts have been recorded in the caption “Advances from financing agreements.”

10. Tenancy Summons

In March 2010, the Company’s landlord filed a lawsuit against the Company for delinquent rents. The Company’s lease expired in July 2010, and the Company is in negotiations with the landlord regarding the delinquent rents and possible renewal of the lease agreement.  Unpaid amounts due to the landlord are approximately $30,000 as of September 30, 2010.

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

12.  Advances from Financing Agreements

In addition to the $50,000 noted above in Note 9, the Company received $10,000 on June 30 for which a convertible note, bearing interest at 8%, payable on demand after August 1, 2010, and convertible into common shares at $0.20 per share, was issued on July 1.  At September 30, 2010, the $10,000 advance has been recorded in the caption “Advances from financing agreements.”

In November 2010, this note holder exercised the conversion provision in the note, and the Company issued 51,000 shares of common stock in settlement of the debt, including accrued interest.

In January 2010, the Company received $25,000 for a convertible note, which was converted into 29,070 shares of common stock in November 2010, in full settlement of the liability.

13. Subsequent Events

In October 2010, an investor group approached the Company with the intention of purchasing a majority of the outstanding stock, subject to the successful completion of due diligence.  The group invested $50,000 in bridge financing in exchange for the right to purchase 250,000 shares of common stock at $0.20 per share.  Negotiations are ongoing, but there can be no guarantee that there will be a successful conclusion to the due diligence.

In addition to the above conversion, in November, the Company issued 29,070 shares of common stock in settlement of a $25,000 loan to the Company earlier in the year.  The Company issued 19,129 shares of common stock to an officer/director pursuant to a salary reduction agreement.

The Company also issued 50,000 shares of common stock to another officer/director as partial compensation for services rendered in the past.  The Company also issued 100,000 options to an officer/director and 50,000 options each to two directors.  The options were issued with an exercise price of the then market price of $0.20 per share.

On November 10, 2010, the Company signed a Letter of Intent to sell MPM Mining, Inc. to an officer/director.  Under the terms of the letter, the officer will exchange all of his stock and options in MPM and will forgive all of the debt owed to him by the Company for all of the stock of MPM Mining.  The closing of this transaction is contingent on a number of factors.  There can be no guarantee that all the factors can be fulfilled so that the transaction can close.  The transaction contemplates that the officer/director will also assume the debt to the insurance company discussed in Note 4 above.

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

AirPol is an operating entity.  The development of the Skygas process through NuPower Partnership is also an ongoing process.  No other operations were conducted.  Accordingly, the financial statements for the nine months ended September 30, 2010 and 2009 include the operations of AirPol, Skygas and MPM.

MPM’s consolidated net loss from operations for the nine months ended September 30, 2010 was $1,187,569 or $0.17 per share compared to a net loss of $1,103,326, or $0.17 per share for the nine months ended September 30, 2009.

Nine and three months ended September 30, 2010 compared to nine and three months ended September 30, 2009

For the nine months ended September 30, 2010, MPM had a net loss of $1,187,569, or $0.17 per share compared to net loss of $1,103,326, or $0.17 per share for the nine months ended September 30, 2009.  Revenues decreased 24% to $413,866 for the nine months ended September 30, 2010 compared to $542,885 for the nine months ended September 30, 2009.  The project revenue increase was due to two projects being substantially completed.  This was offset by substantial decreases in parts and service revenue compared to 2009.  Costs of sales decreased 10% to $245,510 for the nine months ended September 30, 2010 compared to $271,914 for the nine months ended September 30, 2009.  This was due to lower margins for projects compared to parts and service, and to cost overruns on one project.  Operating expenses decreased 28% to $649,276 for the nine months ended September 30, 2010 compared to $903,923 for the nine months ended September 30, 2009, primarily due to stock-based compensation expense in 2009 related to option agreement amendments.

For the three months ended September 30, 2010, MPM had a net loss of $422,268, or $0.06 per share compared to a net loss of $348,832, or $0.05 per share for the three months ended September 30, 2009. Revenues decreased 79% to $37,551 for the three months ended September 30, 2010 compared to $182,245 for the three months ended September 30, 2009. This was due to there being virtually no project revenue in the three months ended September 30, 2010.  Costs of sales decreased 49% to $42,175 for the three months ended September 30, 2010 compared to $82,910 for the three months ended September 30, 2009.  This was due to there being no projects in the three months ended September 30, 2010, and decreases in parts and services.  Operating expenses decreased 29% to $162,508 for the three months ended September 30, 2010 compared to $228,926 for the three months ended September 30, 2009, primarily due to employee separations and other cost cutting measures.

The Company currently has no backlog of project work.

Financial Condition and Liquidity

For the nine months ended September 30, 2010, the Company relied principally on cash from operations and loans from both outsiders and from officers/directors to fund its activities.  Working capital deficit at September 30, 2010 was $15,309,893 compared to $14,453,054 at December 31, 2009.  The Company continues to work to narrow its losses and get to a cash flow neutral position.  There can be no assurances that management will be successful in attaining this goal.  Accordingly, management is continuing to seek alternative sources of capital such as private placements, stock offerings and other financing alternatives.  See Note 13 in the financial statements for further discussions of financing alternatives.

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

As of September 30 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures had a material weakness because it did not have a sufficient number of personnel with adequate knowledge, experience and training in U.S. generally accepted accounting policies commensurate with MPM’s reporting requirements.  This material weakness required the identification of adjustments during the financial statement close process that have been recorded in MPM’s consolidated financial statements.   As a result of this material weakness, management has concluded that internal controls over disclosure controls and procedures and financial reporting were not effective at September 30, 2010, in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

MPM Technologies, Inc.

November 22, 2010	By:	/s/ Michael J. Luciano
Date		Michael J. Luciano
Chairman & CEO